Form 10-Q
period 1996-06-30
SECTOR STRATEGY FUND L P
filed 1996-08-13
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               --------------

                    OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-18702

                    THE S.E.C.T.O.R. STRATEGY FUND/SM/ L.P.
                   -----------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

           Delaware                                      13-3568563
- -------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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


                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                   -----------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                     June 30,      December 31,
                                                       1996            1995
                                                    -----------    -----------
Accrued interest                                    $   119,368    $   144,134
Equity in commodity futures trading accounts:
  Cash and option premiums                           31,411,253     34,432,565
  Net unrealized gain on open contracts                 468,301        882,382
                                                    -----------    -----------

        TOTAL                                       $31,998,922    $35,459,081
                                                    ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
  Redemptions payable                               $   628,672    $   303,823
  Brokerage commissions payable (Note 2)                233,319        265,934
  Profit shares payable                                 126,632        205,277
  Administrative expense payable (Note 2)                 6,666         -
                                                    -----------    -----------

      Total liabilities                                 995,289        775,034
                                                    -----------    -----------

PARTNERS' CAPITAL:
  General Partners (2,518 and 2,518 Units)              442,851        435,363
  Limited Partners (173,641 and 197,942 Units)       30,560,782     34,248,684
                                                    -----------    -----------

      Total partners' capital                        31,003,633     34,684,047
                                                    -----------    -----------

        TOTAL                                       $31,998,922    $35,459,081
                                                    ===========    ===========

NET ASSET VALUE PER UNIT

(Based on 176,159 and 200,460 Units outstanding)        $176.00        $173.02
                                                        =======        =======

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                   -----------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                             For the three     For the three     For the six      For the six
                                              months ended      months ended     months ended     months ended
                                               June 30,           June 30,         June 30,         June 30,
                                                 1996               1995             1996             1995
                                             -------------     -------------     ------------     ------------
REVENUES:
  Trading profits (loss):
    Realized                                   $1,731,934       $ 3,762,390        1,928,129      $ 6,835,463
    Change in unrealized                         (704,734)       (3,072,366)        (414,081)      (1,863,285)
                                             -------------     -------------     ------------     ------------

      Total trading results                     1,027,200           690,024        1,514,048        4,972,178
                                             -------------     -------------     ------------     ------------

  Interest income                                 372,283           532,005          760,055        1,077,505
                                             -------------     -------------     ------------     ------------

      Total revenues                            1,399,483         1,222,029        2,274,103        6,049,683
                                             -------------     -------------     ------------     ------------

EXPENSES:
  Profit shares                                   126,631          (375,207)         170,866          570,090
  Brokerage commissions (Note 2)                  722,688         1,494,094        1,490,174        1,864,280
  Administrative expense (Note 2)                  20,648             -               42,576            -
                                             -------------     -------------     ------------     ------------

      Total expenses                              869,967         1,118,887        1,703,616        2,434,370
                                             -------------     -------------     ------------     ------------

NET INCOME                                     $  529,516       $   103,142       $  570,487      $ 3,615,313
                                             =============     =============     ============     ============

NET INCOME PER UNIT
  Weighted average number of units
    outstanding                                   186,705           251,183          192,212          263,362
                                                  ========          ========         ========         ========

 Weighted average net income
    per unit                                        $2.84             $0.41            $2.97           $13.73
                                                    ======            ======           ======          =======

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                    ---------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                                   Limited       General
                                      Units       Partners       Partner        Total
                                      -----       --------       -------        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                   283,248     $40,564,659    $531,886    $41,096,545

Net loss                                -           3,566,789      48,524      3,615,313

Redemptions                           (54,612)     (8,514,337)      -         (8,514,337)
                                    ----------   -------------   ---------   ------------

PARTNERS' CAPITAL,
 JUNE 30, 1995                        228,636     $35,617,112    $580,410    $36,197,522
                                    ==========   =============   =========   ============

PARTNERS' CAPITAL,
 DECEMBER 31, 1995                    200,460     $34,248,684    $435,363    $34,684,047

Net income                              -             562,999       7,488        570,487

Redemptions                           (24,301)     (4,250,901)      -         (4,250,901)
                                    ----------   -------------   ---------   ------------

PARTNERS' CAPITAL,
 JUNE 30, 1996                        176,159     $30,560,782    $442,851    $31,003,633
                                    ==========   =============   =========   ============

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND/SM/ L.P.
                   -----------------------------------------
                       (A Delaware Limited Partnership)
                        ------------------------------

NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat monthly rate equal to 0.75 of 1% (a 9% annual rate) of the Partnership's month-end assets allocated to trading. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .729% of 1% (a 8.75% annual rate), and the Partnership began to pay the General Partner an administrative fee of .020833 of 1% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $20 and $18, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                        1996
                                        ----

     Interest rate and
        stock indices                $ (564,072)
     Commodities                        475,575
     Currencies                       1,073,228
     Energy                             439,027
     Metals                              90,290
                                   ------------

                                     $1,514,048
                                   ============

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration - both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                          1996                                         1995
                         -----------------------------------------    ----------------------------------------

                            Commitment to       Commitment to           Commitment to       Commitment to
                          Purchase (Futures,    Sell (Futures,         Purchase (Futures,   Sell (Futures,
                         Options & Forwards)   Options & Forwards)    Options & Forwards)  Options & Forwards)
                         -------------------   -------------------    -------------------  -------------------
     Interest rate
      and stock indices      $ 48,574,863           $26,815,748             $159,971,759          $ 6,823,540
     Commodities               10,083,919               304,727               11,552,579              922,979
     Currencies                39,663,684            52,535,543               14,228,028           37,399,355
     Energy                     3,775,359             1,098,788                2,132,766            7,133,421
     Metals                     3,552,732            11,806,909                5,062,196            8,370,684
                         -----------------     -----------------         ----------------    -----------------

                             $105,650,557           $92,561,715             $192,947,328          $60,649,979
                         =================     =================         ================    =================

     Substantially all of the Partnerships derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                           1996                                 1995
                         ---------------------------------------- ----------------------------------------

                           Commitment to        Commitment to       Commitment to        Commitment to
                          Purchase (Futures,    Sell (Futures,    Purchase (Futures,     Sell (Futures,
                         Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                         -------------------  ------------------- -------------------  -------------------
     Exchange traded          $ 66,106,142       $42,885,708        $175,191,914            $26,840,562
     Non-Exchange traded        39,544,415        49,676,007          17,755,414             33,809,417
                            ---------------   ---------------     ---------------       ---------------

                              $105,650,557       $92,561,715        $192,947,328            $60,649,979
                            ===============   ===============     ===============       ===============

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                               1996                                         1995
                              -----------------------------------------   ----------------------------------------

                                Commitment to         Commitment to         Commitment to        Commitment to
                              Purchase (Futures,      Sell (Futures,       Purchase (Futures,    Sell (Futures,
                              Options & Forwards)   Options & Forwards)   Options & Forwards)  Options & Forwards)
                              -------------------   -------------------   -------------------  -------------------
     Interest rate
      and Stock indices           $ 53,662,127       $ 65,091,083           $110,354,738           $12,248,672
     Commodities                     9,344,037          2,773,810             12,185,481             2,455,052
     Currencies                     40,161,456         52,403,933             65,653,991            67,746,615
     Energy                          3,467,642          2,260,470              4,522,825             3,331,428
     Metals                          6,039,214          8,773,028              7,184,139            13,570,221
                               ---------------    ----------------       ----------------      ---------------

                                  $112,674,476       $131,302,324           $199,901,174           $99,351,988
                               ===============    ================       ================      ===============

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

     As of June 30, 1996 and December 31, 1995, $24,880,316 and $21,422,384 of
     the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                                    1996                               1995
                                                    ----                               ----
                                          Gross               Net             Gross              Net
                                        Unrealized        Unrealized        Unrealized       Unrealized
                                           Gain           Gain (Loss)          Gain          Gain (Loss)
                                           ----           -----------          ----          -----------
     Exchange traded                    $  719,165          $386,908        $1,733,452       $1,035,168
     Non-Exchange traded                   505,028            81,393           259,593         (152,786)
                                    ---------------  ----------------  ----------------  ----------------

                                        $1,224,193          $468,301        $1,993,045       $  882,382
                                    ===============  ================  ================  ================

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

          As of July 1, 1996, the Partnership's assets were allocated as follows:

TRADING ADVISOR                    MARKETS TRADED                    % ALLOCATION
- ---------------                    --------------                    ------------
John W. Henry & Co., Inc.          Financial Instruments (including
                                   currencies) and Metals                   28.62
Graham Capital Management L.P.     Diversified Program                      15.18
AIS Futures Management, Inc.       Diversified Program                      14.76
Chescor Limited                    Currencies                               11.03
Fundamental Futures Inc.           Agriculture                              10.93
AIB Investment Managers Limited    Currencies                               10.14
Blenhiem Investments, Inc.         Diversified Program                       9.34
                                                                           ------
                                                                           100.00%

          MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

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

Performance Summary
- -------------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $33,931,236, and the Fund recognized gross trading gains $4,972,178 or 14.65% of such average month-end Net Assets. Brokerage commissions of $1,864,280 or 5.49% and Profit Shares of $570,090 or 1.68% of average month-end Net Assets were paid. Interest income of $1,077,505 or 3.18% of average month-end Net Assets resulted in a net income of $3,615,313 or 10.65% of average month-end Net Assets, which resulted in a 9.12% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $33,292,100, and the Fund recognized gross trading gains of $1,514,048 or 4.55% of such average month-end Net Assets. Brokerage commissions of $1,490,174 or 4.48% per Unit, Administrative expenses of $42,576 or .13% and Profit Shares of $170,866 or .51% of average month-end Net Assets were paid. Interest income of $760,055 or 2.28% of average month-end Net Assets resulted in net income of $570,487 or 1.71% of average month-end Net Assets which resulted in a 1.72% increase in the Net Asset Value per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 8 profitable months and 4 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
         ------------------------------------------------------------
               Jan.     Feb.     Mar.     April    May      June
         ------------------------------------------------------------
         1995  $143.16  $151.75  $158.05  $161.56  $161.66  $158.32
         ------------------------------------------------------------
         1996  $181.96  $170.88  $173.16  $175.80  $173.86  $176.00
         ------------------------------------------------------------

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

         There were no reports on Form 8-K filed during the first six months of fiscal 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE S.E.C.T.O.R STRATEGY FUND(SM) L.P.



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: August 9, 1996        By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                               John R. Frawley, Jr.
                               President, Chief Executive Officer
                               and Director



Date: August 9, 1996        By /s/JAMES M. BERNARD
                               -------------------
                               James M. Bernard
                               Chief Financial Officer,
                               Treasurer and Senior Vice President