Form 10-Q
period 1996-09-30
SECTOR STRATEGY FUND L P
filed 1996-11-12
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                ------------------
                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number 0-18702

                     THE S.E.C.T.O.R. STRATEGY FUNDSM L.P.
                     -------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                       13-3568563
--------------------------------              ----------------------------------
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

                                 212-236-4161
             ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE S.E.C.T.O.R. STRATEGY FUNDSM L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                       September 30,              December 31,
                                                                           1996                       1995
                                                                         --------                   --------
Accrued interest                                                        $    112,437              $    144,134
Equity in commodity futures trading accounts:
    Cash and option premiums                                              29,812,596                34,432,565
    Net unrealized gain on open contracts                                    912,178                   882,382
                                                                      ---------------           ---------------
                TOTAL                                                    $30,837,211               $35,459,081
                                                                      ===============           ===============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                                                     $219,570               $   303,823
    Brokerage commissions payable (Note 2)                                   224,851                   265,934
    Profit shares payable                                                     81,807                   205,277
    Administrative expense payable (Note 2)                                    6,424                  -
                                                                      ---------------           ---------------
            Total liabilities                                                532,652                   775,034
                                                                      ---------------           ---------------
PARTNERS' CAPITAL:
    General Partners (2,518 and 2,518 Units)                                 447,361                   435,363
    Limited Partners (167,933 and 197,942 Units)                          29,857,198                34,248,684
                                                                      ---------------           ---------------
            Total partners' capital                                       30,304,559                34,684,047
                                                                      ---------------           ---------------
                TOTAL                                                    $30,837,211               $35,459,081
                                                                      ===============           ===============
NET ASSET VALUE PER UNIT

(Based on 170,451 and 200,460 Units outstanding)                             $177.79                   $173.02
                                                                             =======                   =======

See notes to financial statements.

                     THE S.E.C.T.O.R. STRATEGY FUNDSM L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                     For the three     For the three     For the nine        For the nine
                                                     months ended      months ended      months ended        months ended
                                                     September 30,     September 30,     September 30,       September 30,
                                                         1996              1995              1996                1995
                                                        ------            ------            ------              -----
REVENUES:
    Trading profits (loss):
        Realized                                          $273,646         $2,291,310        $2,201,775        $ 9,126,773
        Change in unrealized                               443,877            320,285            29,796         (1,543,000)
                                                    ---------------   ----------------    ---------------   ----------------
            Total trading results                          717,523          2,611,595         2,231,571          7,583,773
                                                    ---------------   ----------------    ---------------   ----------------
    Interest income                                        347,961            469,527         1,108,016          1,547,032
                                                    ---------------   ----------------    ---------------   ----------------
            Total revenues                               1,065,484          3,081,122         3,339,587          9,130,805
                                                    ---------------   ----------------    ---------------   ----------------

EXPENSES:
    Profit shares                                           81,807            308,803           252,673            878,893
    Brokerage commissions (Note 2)                         670,437            822,236         2,160,611          2,686,516
    Administrative expense (Note 2)                         19,156           -                   61,732            -
                                                    ---------------   ----------------    ---------------   ----------------
            Total expenses                                 771,400          1,131,039         2,475,016          3,565,409
                                                    ---------------   ----------------    ---------------   ----------------
NET INCOME                                                $294,084         $1,950,083       $   864,571         $5,565,396
                                                    ===============   ================    ===============   ================

NET INCOME PER UNIT
    Weighted average number of units
        outstanding                                        173,739            221,823           186,053            249,516
                                                           =======            =======           =======            =======

    Weighted average net income
        per Limited Partner Unit and
        General Partner Unit                                 $1.69              $8.79             $4.65             $22.30
                                                             =====              =====             =====             ======

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND/SM/ L.P.
                    ---------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------

                                                                Limited              General
                                             Units             Partners              Partner                Total
                                             -----             --------              -------                -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                         283,248            $40,564,659            $531,886              $41,096,545

Net income                                   -                   5,484,124              81,272                5,565,396

Redemptions                                 (72,979)           (11,495,047)            -                    (11,495,047)
                                        -------------      -----------------     ---------------      -------------------

PARTNERS' CAPITAL,
 SEPTEMBER 30, 1995                         210,269            $34,553,736            $613,158              $35,166,894
                                        =============      =================     ===============      ===================

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                         200,460            $34,248,684            $435,363              $34,684,047

Net income                                   -                     852,573              11,998                  864,571

Redemptions                                 (30,009)            (5,244,059)            -                     (5,244,059)
                                        -------------      -----------------     ---------------      -------------------

PARTNERS' CAPITAL,
    SEPTEMBER 30, 1996                      170,451            $29,857,198            $447,361              $30,304,559
                                        =============      =================     ===============      ===================

See notes to financial statements.

                     THE S.E.C.T.O.R. STRATEGY FUNDSM L.P.
                     -------------------------------------
                       (A Delaware Limited Partnership)
                       --------------------------------

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy FundSM L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat monthly rate equal to 0.75 of 1% (a 9% annual rate) of the Partnership's month-end assets allocated to trading. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .729% of 1% (a 8.75% annual rate), and the Partnership began to pay the General Partner an administrative fee of .020833 of 1% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $118 and $18, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 2% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:

                                                          1996
                                                          ----
       Interest rate and
          stock indices                                $(110,843)
       Commodities                                       691,307
       Currencies                                        603,930
       Energy                                            951,999
       Metals                                             95,178
                                                   ---------------

                                                      $2,231,571
                                                   ===============

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration C both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                       1996                                                1995
                   ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
      Interest rate
        and stock
         indices             $ 44,999,807           $  7,217,689               $159,971,759             $ 6,823,540
      Commodities               5,340,994              1,089,355                 11,552,579                 922,979
      Currencies               47,683,333             47,926,774                 14,228,028              37,399,355
      Energy                    2,620,941                194,358                  2,132,766               7,133,421
      Metals                    2,043,654             17,544,190                  5,062,196               8,370,684
                        ------------------    -------------------      ---------------------       -----------------

                             $102,688,729            $73,972,366               $192,947,328             $60,649,979
                        ==================    ===================      =====================       =================

     Substantially all of the Partnerships derivative instruments outstanding as of September 30, 1996 expire within one year.

     The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                             1996                                             1995
                        ------------------------------------------------ -----------------------------------------------

                                Commitment to         Commitment to           Commitment to           Commitment to
                             Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                             Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                             -------------------   -------------------     -------------------     -------------------
       Exchange
          traded                  $  64,978,490             $33,484,741            $175,191,914            $26,840,562
       Non-Exchange
           traded                    37,710,239              40,487,625              17,755,414             33,809,417
                            --------------------    --------------------   ---------------------   --------------------
                                   $102,688,729             $73,972,366            $192,947,328            $60,649,979
                            ====================    ====================   =====================   ====================

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                       1996                                                1995
                   ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rate
         and Stock
         indices            $  78,415,754          $  52,558,791             $110,354,738               $12,248,672
       Commodities              9,105,193              2,043,192               12,185,481                 2,455,052
       Currencies              49,822,382             53,621,464               65,653,991                67,746,615
       Energy                   3,147,698              1,830,883                4,522,825                 3,331,428
       Metals                   4,813,201              9,507,987                7,184,139                13,570,221
                        ------------------    -------------------      -------------------       -------------------
                             $145,304,228           $119,562,317             $199,901,174               $99,351,988
                        ==================    ===================      ===================       ===================

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

     As of September 30, 1996 and December 31, 1995, $23,093,738 and $21,422,384
     of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                              1996                                           1995
                                              ----                                           ----
                                    Gross                  Net                    Gross                    Net
                                 Unrealized            Unrealized              Unrealized              Unrealized
                                    Gain               Gain (Loss)                Gain                 Gain (Loss)
                                    ----               -----------                ----                 -----------
       Exchange
          traded                     $1,245,256                $849,126              $1,733,452            $1,035,168
       Non-Exchange
           traded                       591,509                  63,052                 259,593              (152,786)
                            --------------------    --------------------   ---------------------   --------------------
                                     $1,836,765                $912,178              $1,993,045             $  882,382
                            ====================    ====================   =====================   ====================

     The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

     The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Operational Overview: Advisor Selections
----------------------------------------
                Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

                As of October 1, 1996, the Partnership's assets were allocated as follows:

Trading Advisor                                     Markets Traded                                % Allocation
---------------                                     --------------                                ------------
John W. Henry & Co., Inc.                           Financial Instruments (including
                                                       currencies) and Metals                            28.69
Graham Capital Management L.P.                      Diversified Program                                  15.25
AIS Futures Management, Inc.                        Diversified Program                                  15.38
Chescor Limited                                     Currencies                                           10.78
Fundamental Futures Inc.                            Agriculture                                          11.65
AIB Investment Managers Limited                     Currencies                                            9.60
Blenhiem Investments, Inc.                          Diversified Program                                   8.65
                                                                                                         -----
                                                                                                        100.00%

                MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

                MLIP expects to continue to change both allocations and Advisors from time to time without advance notice to existing investors.

Results of Operations - General
-------------------------------
                MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

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

Performance Summary
-------------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $38,383,806, and the Fund recognized gross trading gains $7,583,773 or 19.76% of such average month-end Net Assets. Brokerage commissions of $2,686,516 or 7.0% and Profit Shares of $878,893 or 2.29% of average month-end Net Assets were paid. Interest income of $1,547,032 or 4.03% of average month-end Net Assets resulted in a net income of $5,565,396 or 14.50% of average month-end Net Assets, which resulted in a 15.27% increase in the Net Asset Value per Unit since December 31, 1994.

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $32,251,253, and the Fund recognized gross trading gains of $2,231,571 or 6.91% of such average month-end Net Assets. Brokerage commissions of $2,160,611 or 6.70% and Administrative expenses of $61,732 or
 .19% and Profit Shares of $252,673 or .78% of average month-end Net Assets were paid. Interest income of $1,108,016 or 3.44% of average month-end Net Assets resulted in net income of $864,571 or 2.68% of average month-end Net Assets which resulted in a 2.76% increase in the Net Asset Value per Unit since December 31, 1995.

                During the first nine months of 1996 and 1995, the Fund experienced 12 profitable months and 6 unprofitable months.

                            MONTH-END NET ASSET VALUE PER UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $143.16  $151.75 $158.05  $161.56  $161.66  $158.32  $157.85 $163.55  $167.25
---------------------------------------------------------------------------------------
1996    $181.96  $170.88 $173.16  $175.80  $173.86  $176.00  $171.33 $175.62  $177.79
---------------------------------------------------------------------------------------

Importance of Market Factors
----------------------------
                Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

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

MLIP's Advisor Selections
-------------------------
                MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
---------
                Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earns interest income and is withdrawn, as necessary, to pay redemptions and fees.

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

Capital Resources
-----------------
                The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

                Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

                Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which Merrill Lynch & Co., Inc. has guaranteed to investors.

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

                  (b)  Reports on Form 8-K
                       -------------------

                There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE S.E.C.T.O.R STRATEGY FUNDSM L.P.

                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)


Date: November 11, 1996            By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director

Date: November 11, 1996            By /s/JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President