Form 10-Q
period 1997-03-31
SECTOR STRATEGY FUND L P
filed 1997-05-14
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ----------------

                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----

Commission File Number 0-18702

                    THE S.E.C.T.O.R. STRATEGY FUND/SM/ L.P.
                   -----------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                       13-3568563
-------------------------------                ---------------------------------
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

                                 212-236-4161
              --------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----


                       This document contains 10 pages.
     There are no exhibits and no exhibit index filed with this document.

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    THE S.E.C.T.O.R. STRATEGY FUND/SM/ L.P.
                    ---------------------------------------
                       (a Delaware limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           March 31,     December 31,
                                              1997           1996
                                          ------------   ------------

Accrued interest                           $   109,725    $    89,553
Equity in commodity futures trading
 accounts:
 Cash and option premiums                   24,110,899     20,280,086
 Net unrealized profit on open contracts       203,041        598,158
Investment                                   7,105,789      7,321,993
Receivable from investment                      21,977      4,251,647
                                          ------------   ------------

   TOTAL                                   $31,551,431    $32,541,437
                                          ============   ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
 Redemptions payable                       $   427,207    $   229,669
 Profit shares payable                         182,177        205,317
 Brokerage commissions payable                 178,188        153,046
 Administrative fees payable                     5,091          4,373
                                          ------------   ------------

  Total liabilities                            792,663        592,405
                                          ------------   ------------

PARTNERS' CAPITAL:
 General Partners (2,518 and 2,518
  Units)                                       499,169        489,672
 Limited Partners (152,641 and 161,771
  Units)                                    30,259,599     31,459,360
                                          ------------   ------------

  Total partners' capital                   30,758,768     31,949,032
                                          ------------   ------------

   TOTAL                                   $31,551,431    $32,541,437
                                          ============   ============

NET ASSET VALUE PER UNIT

(Based on  155,159 and 164,289 Units
 outstanding)                                 $ 198.24       $ 194.47
                                              ========       ========

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND/SM/ L.P.
                    ---------------------------------------
                       (a Delaware limited partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                           For the three       For the three
                                           months ended        months ended
                                             March 31,           March 31,
                                               1997                 1996
                                           -------------       -------------
REVENUES:
 Trading profits (loss):
  Realized                                 $   1,361,157       $     196,195
  Change in unrealized                          (395,117)            290,653
                                           -------------       -------------

   Total trading results                         966,040             486,848
                                           -------------       -------------

 Interest income                                 295,936             387,772
 Income from investment                          106,553                -
                                           -------------       -------------

   Total revenues                              1,368,529             874,620
                                           -------------       -------------

EXPENSES:
 Profit shares                                   182,177              44,235
 Brokerage commissions                           543,256             767,486
 Administrative fees                              15,522              21,928
                                           -------------       -------------

   Total expenses                                740,955             833,649
                                           -------------       -------------

NET INCOME                                 $     627,574       $      40,971
                                           =============       =============

NET INCOME PER UNIT
 Weighted average number of units
  outstanding                                    161,146             197,717
                                                 =======             =======

 Weighted average net income
  per General Partner and
  Limited Partner Unit                            $ 3.89               $ .21
                                                  ======               =====

See notes to financial statements.

                   THE S.E.C.T.O.R. STRATEGY FUND/(SM)/ L.P.
                   -----------------------------------------
                       (a Delaware limited partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

              For the three months ended March 31, 1997 and 1996
              --------------------------------------------------

                                                    Limited        General
                                       Units       Partners        Partner        Total
                                       -----       --------        -------        -----

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                     200,460   $ 34,248,684   $   435,363   $ 34,684,047

Net income                                 -            40,630           341         40,971

Redemptions                              (7,712)    (1,349,181)         -        (1,349,181)
                                     -----------  -------------  ------------  -------------

PARTNERS' CAPITAL,
 March 31, 1996                         192,748   $ 32,940,133   $   435,704   $ 33,375,837
                                     ===========  =============  ============  =============


PARTNERS' CAPITAL,
  DECEMBER 31, 1996                     164,289   $ 31,459,360   $   489,672   $ 31,949,032

Net income                                             618,077         9,497        627,574

Redemptions                              (9,130)    (1,817,838)         -        (1,817,838)
                                     -----------  -------------  ------------  -------------

PARTNERS' CAPITAL,
   March 31, 1997                       155,159   $ 30,259,599   $   499,169   $ 30,758,768
                                     ===========  =============  ============  =============

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND/SM/ L.P.
                    ---------------------------------------
                        (A Delaware Limited Partnership)
                         ------------------------------

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").


2.  INVESTMENT

    At March 31, 1997, the Partnership had an investment in the ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC").

    Total revenues and fees with respect to such investment is set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------
JWH LLC            $      271,036    $      158,509    $        4,528    $        1,446    $       106,553

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:


                                                  1997             1996
                                           ----------------   ---------------

   Interest rate and
      stock indices                         $        48,276    $     (431,320)
   Commodities                                      570,423            61,630
   Currencies                                       669,654           795,850
   Energy                                          (385,867)          169,300
   Metals                                            63,554          (108,612)
                                           ----------------   ---------------

                                            $       966,040    $      486,848
                                           ================   ===============

  Fair Value

  The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rate
 and stock
  indices               $      18,914,499          $     60,840,660       $      42,735,419          $      6,385,831
Commodities                     7,101,615                   534,678                 904,420                 3,430,113
Currencies                     14,732,665                17,144,216              19,592,956                23,538,327
Energy                          2,635,654                   574,076               3,032,640                         -
Metals                          6,786,305                 6,217,837               1,911,070                 4,170,523
                       ------------------        ------------------      ------------------        ------------------

                        $      50,170,738          $     85,311,467       $      68,176,505          $     37,524,794
                       ==================        ==================      ==================        ==================

Substantially all of the Partnerships derivative instruments outstanding as of March 31, 1997 expire within one year.

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Exchange
  traded                $      35,052,111          $     72,618,778       $      52,198,423          $     15,604,964
Non-Exchange
  traded                       15,118,627                11,692,689              15,978,082                21,919,830
                       ------------------        ------------------      ------------------        ------------------

                        $      50,170,738          $     84,311,467       $      68,176,505          $     37,524,794
                       ==================        ==================      ==================        ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 was as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Interest rate
 and Stock
 indices                $      41,221,376          $     29,675,739       $      71,153,009          $     40,875,010
Commodities                     6,406,269                 1,338,362               7,364,336                 2,460,805
Currencies                     17,987,721                20,651,806              43,682,609                47,984,354
Energy                          2,391,654                 1,784,633               2,998,134                 1,830,883
Metals                          5,491,240                 4,987,616               4,032,918                 8,151,036
                       ------------------        ------------------      ------------------        ------------------

                        $      73,498,260          $     58,438,156       $     129,231,006          $    101,302,088
                       ==================        ==================      ==================        ==================

As of March 31, 1997 and December 31, 1996, $18,932,716 and $15,919,987 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit(loss) on the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit       Profit (Loss)      Profit        Profit (Loss)
                          ----------     -------------    -----------     -------------

Exchange
  traded                 $   817,425    $     227,266    $    621,352    $      481,708
Non-Exchange
  traded                     307,889          (24,225)        361,146           116,450
                        -------------  ---------------  --------------  ----------------

                         $ 1,125,314    $     203,041    $    982,498    $      598,158
                        =============  ===============  ==============  ================

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Operational Overview: Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc., ("MLIP")'s ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1997, the Partnership's assets were allocated as follows:


TRADING ADVISOR                         MARKETS TRADED                    % ALLOCATION
---------------                         --------------                    ------------

John W. Henry & Co., Inc.               Financial Instruments and Metals         22.78
Graham Capital Management L.P.          Diversified Program                      17.31
AIS Futures Management, Inc.            Diversified Program                      20.03
Chescor Limited                         Currencies                               10.77
Meridian Capital Management             Diversified                              10.24
Allied Irish Capital Management Ltd.    Financials                                6.11
Telesis Management Inc.,                Diversified Program                      12.76
                                                                                 -----
                                                                                 100.0%
                                                                                 -----

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

Performance Summary
-------------------

       During the first quarter of 1996, the Fund's average month-end Net Assets equalled $34,442,652, and the Fund recognized gross trading gains of $486,848 or 1.41% of such average month-end Net Assets. Brokerage commissions of $767,486 or 2.23% per Unit , Administrative fees of $21,928 or .06% and Profit Shares of $44,235 or 0.13% of average month-end Net Assets were paid. Interest income of $387,772 or 1.13% of average month-end Net Assets resulted in a net income of $40,971 or 0.12% of average month-end Net Assets, which resulted in a 0.08% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equaled $31,649,449 and the Fund recognized gross trading gains of $966,040 or 3.05% of such average month-end Net Assets. Brokerage commissions of $543,256 or 1.72% and Administrative fees of $15,522 or .05% and Profit Shares of $182,177 or .58% of average month-end Net Assets were paid. Interest income of $295,936 or .94%, Earnings from investments $106,553 or .34% of average month-end Net Assets resulted in net income of $627,574 or 1.98% of average month-end Net Assets which resulted in a 1.94% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 4 profitable months and 2 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

                        Jan.        Feb.        Mar.
                        -------     --------    -------
              1996      $181.96     $170.88     $173.16
              1997      $198.92     $199.62     $198.24


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

         John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 23% of the Fund's assets committed to trading as of April 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter alleged fraudulent selling practices in connection with the marketing of those pools, JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.


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

         There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            THE S.E.C.T.O.R STRATEGY FUND/SM/ L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: May 13, 1997          By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date: May 13, 1997          By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director