Form 10-Q
period 1997-06-30
SECTOR STRATEGY FUND L P
filed 1997-08-12
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number 0-18702

                       THE SECTOR STRATEGY FUND/SM/ L.P.
                    ---------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                     13-3568563
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-5662
                ----------------------------------------------
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

                       This document contains 12 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                       THE SECTOR STRATEGY FUND/SM/ L.P.
                      -----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                       June 30,        December 31,
                                                                        1997              1996
                                                                  ----------------   ----------------
ASSETS
------
Accrued interest                                                           $90,393            $89,553
Equity in commodity futures trading accounts:
    Cash and option premiums                                            21,998,821         20,280,086
    Net unrealized profit on open contracts                               (95,560)            598,158
Investment                                                               6,357,006          7,321,993
Receivable from outside investments                                         95,645          4,251,647
                                                                  ----------------   ----------------
         TOTAL                                                         $28,446,305        $32,541,437
                                                                  ================   ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                   $323,390           $229,669
    Profit shares payable                                                   51,808            205,317
    Brokerage commissions payable                                          160,463            153,046
    Administrative fees payable                                              4,585              4,373
                                                                  ----------------   ----------------
       Total liabilities                                                   540,246            592,405
                                                                  ----------------   ----------------

PARTNERS' CAPITAL:
  General Partners (2518 and 2518 Units)                                   465,579            489,672
  Limited Partners (148407 and 161771 Units)                            27,440,480         31,459,360
                                                                  ----------------   ----------------
       Total partners' capital                                          27,906,059         31,949,032
                                                                  ----------------   ----------------
         TOTAL                                                         $28,446,305        $32,541,437
                                                                  ================   ================

NET ASSET VALUE PER UNIT

       (Based on 150925 and 164289 Units outstanding)                      $184.90            $194.47
                                                                  ================   ================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(S/M) L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                               For the three         For the three           For the six            For the six
                                               months ended           months ended           months ended           months ended
                                                 June 30,              June 30,               June 30,               June 30,
                                                   1997                  1996                   1997                   1996
                                             ------------------  --------------------   --------------------   --------------------
REVENUES:
  Trading profits (loss):
    Realized                                     $(1,159,271)           $1,731,934               $201,886             $1,928,129
    Change in unrealized                            (298,601)             (704,734)              (693,718)              (414,081)
                                             ----------------    ------------------     ------------------     ------------------

        Total trading results                     (1,457,872)            1,027,200               (491,832)             1,514,048
                                             ----------------    ------------------     ------------------     ------------------

  Interest income                                    291,271               372,283                587,207                760,055
  Income (loss) from investment                     (473,633)              -                     (367,080)               -
                                             ----------------    ------------------     ------------------     ------------------

        Total revenues                            (1,640,234)            1,399,483               (271,705)             2,274,103
                                             ----------------    ------------------     ------------------     ------------------

EXPENSES:
  Profit shares                                      (83,370)              126,631                 98,807                170,866
  Brokerage commissions                              492,798               722,688              1,036,054              1,490,174
  Administrative fees                                 14,079                20,648                 29,601                 42,576
                                             ----------------    ------------------     ------------------     ------------------

        Total expenses                               423,507               869,967              1,164,462              1,703,616
                                             ----------------    ------------------     ------------------     ------------------

NET INCOME (LOSS)                                $(2,063,741)             $529,516            $(1,436,167)              $570,487
                                             ================    ==================     ==================     ==================

NET INCOME (LOSS) PER UNIT:
  Weighted average number of units
   outstanding                                       153,985               186,705                157,566                192,212
                                             ================    ==================     ==================     ==================

  Weighted average net income (loss)
   per Limited Partner
   and General Partner Unit                          $(13.40)                $2.84                 $(9.11)                 $2.97
                                             ================    ==================     ==================     ==================


See notes to financial statements.

                      THE SECTOR STRATEGY FUND(S/M) L.P.
                      ----------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  -------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------

                                               Units                Limited            General            Total
                                                                   Partners            Partner
                                             --------------    ----------------    ---------------   ---------------
PARTNERS' CAPITAL,
 December 31, 1995                                 200,460         $34,248,684           $435,363       $34,684,047

Net Income                                         -                   562,999              7,488           570,487

Redemptions                                        (24,301)         (4,250,901)           -              (4,250,901)
                                             --------------    ----------------    ---------------   ---------------

PARTNERS' CAPITAL,
 June 30, 1996                                     176,159         $30,560,782           $442,851       $31,003,633
                                             ==============    ================    ===============   ===============

PARTNERS' CAPITAL,
 December 31, 1996                                 164,289         $31,459,360           $489,672       $31,949,032

Net Loss                                           -                (1,412,074)           (24,093)       (1,436,167)

Redemptions                                        (13,364)         (2,606,806)           -              (2,606,806)
                                             --------------    ----------------    ---------------   ---------------

PARTNERS' CAPITAL,
 June 30, 1997                                      150,925         $27,440,480           $465,579       $27,906,059
                                             ==============    ================    ===============   ===============


See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) L.P.
                       (A Delaware Limited Partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy FundSM L.P. (the "Partnership"or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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



2.    INVESTMENT


      At June 30, 1997, the Partnership had an investment in the ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC").

      Total revenues and fees with respect to such investment is set forth as follows:


                                                                                                                Income (loss)
For the three months                Total              Brokerage           Administrative         Profit             from
ended June 30, 1997                Revenue            Commissions               Fees              Shares         Investments
                               ---------------     ----------------      -----------------     -----------     ---------------
JWH LLC                           $(326,394)          $143,149               $4,090                $ -            $(473,633)


                                                                                                                  Income (loss)
For the six months                  Total              Brokerage           Administrative         Profit               from
ended June 30, 1997                Revenue            Commissions               Fees              Shares           Investments
                               ---------------     ----------------      -----------------     -----------     ---------------
JWH LLC                            $(55,358)          $301,658               $8,618               $1,446          $(367,080)

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Partnership's revenues by reporting category for the respective periods were as follows:


                                     For the three    For the three      For the six      For the six
                                     months ended     months ended      months ended     months ended
                                       June 30,         June 30,          June 30,         June 30,
                                         1997             1996              1997             1996
                                     --------------   --------------    --------------   --------------
Interest rate &
Stock indices                            $(760,230)       $(132,752)        $(711,954)       $(564,072)
Commodities                                167,094          413,945           737,517          475,575
Currencies                                (485,967)         277,378           183,687        1,073,228
Energy                                    (333,245)         269,727          (719,112)         439,027
Metals                                     (45,524)         198,902            18,030           90,290
                                     --------------   --------------    --------------   --------------
                                       $(1,457,872)      $1,027,200         $(491,832)      $1,514,048
                                     ==============   ==============    ==============   ==============



      The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                            1997                                                 1996
                        -----------------------------------------------       ------------------------------------------------
                           Commitment to                Commitment to            Commitment to                Commitment to
                        Purchase (Futures,             Sell (Futures,         Purchase (Futures,             Sell (Futures,
                        Options & Forwards)          Options & Forwards)      Options & Forwards)          Options & Forwards)
                        -------------------          -------------------      -------------------          -------------------
Interest rate &
Stock indices                  $82,196,551                   $40,644,409             $42,735,419                   $6,385,831
Commodities                      3,516,739                     3,389,280                 904,420                    3,430,113
Currencies                      20,801,744                    18,223,880              19,592,956                   23,538,327
Energy                         -                               3,913,549               3,032,640                  -
Metals                           6,922,786                     7,426,010               1,911,070                    4,170,523
                        -------------------          -------------------      -------------------         -------------------

                              $113,437,820                   $73,597,128             $68,176,505                  $37,524,794
                        ===================          ===================      ===================         ===================


The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                             1997                                                     1996
                        -------------------------------------------------         ------------------------------------------------
                           Commitment to                Commitment to                Commitment to                Commitment to
                        Purchase (Futures,             Sell (Futures,             Purchase (Futures,             Sell (Futures,
                        Options & Forwards)          Options & Forwards)          Options & Forwards)          Options & Forwards)
                        -------------------          -------------------          -------------------          -------------------
Exchange
 traded                        $99,398,913                   $56,713,609                 $52,198,423                  $15,604,964
Non-Exchange
 traded                         14,038,907                    16,883,519                  15,978,082                   21,919,830
                        -------------------          -------------------          ------------------          -------------------

                              $113,437,820                   $73,597,128                 $68,176,505                  $37,524,794
                        ===================          ===================          ==================          ===================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 was as follows:

                                           1997                                                    1996
                      -------------------------------------------------        ------------------------------------------------
                         Commitment to                Commitment to               Commitment to                Commitment to
                      Purchase (Futures,             Sell (Futures,            Purchase (Futures,              Sell (Futures,
                      Options & Forwards)          Options & Forwards)         Options & Forwards)          Options & Forwards)
                      -------------------          --------------------        -------------------          -------------------
Interest rate &
Stock indices                  47,420,602                    33,745,448                 71,153,009                   40,875,010
Commodities                     4,878,656                     2,438,927                  7,364,336                    2,460,805
Currencies                     18,003,727                    20,215,596                 43,682,609                   47,984,354
Energy                          3,134,461                     1,961,496                  2,998,134                    1,830,883
Metals                          6,168,710                     5,541,639                  4,032,918                    8,151,036
                      -------------------           -------------------        -------------------          -------------------

                              $79,606,156                   $63,903,106               $129,231,006                 $101,302,088
                      ===================           ===================        ===================          ===================


As of June 30, 1997 and December 31, 1996, $16,562,542 and $15,919,987 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                           1997                                                  1996
                       ------------------------------------------------     -------------------------------------------------
                             Gross                        Net                      Gross                         Net
                          Unrealized                   Unrealized               Unrealized                   Unrealized
                            Profit                   Profit (Loss)                Profit                    Profit (Loss)
                       ------------------        ----------------------     --------------------       ----------------------
Exchange
 traded                          $621,330                     $(17,622)                 $621,352                     $481,708
Non-Exchange
 traded                           213,630                      (77,938)                  361,146                      116,450
                       ------------------        ----------------------     --------------------       ----------------------

                                 $834,960                     $(95,560)                 $982,498                     $598,158
                       ==================        ======================     ====================       ======================

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Operational Overview: Advisor Selections
----------------------------------------
             Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s, ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

    As of July 1, 1997, the Partnership's assets were allocated as follows:


Trading Advisor                          Sector                  % Allocation
---------------                          ------                  ------------
John W. Henry & Company, Inc.            Financials\Metals              22.79
Graham Capital Management, L.P.          Diversified                    17.11
AIS Futures Management, Inc.             Diversified                    19.32
Meridian Capital Management              Diversified                    15.82
Allied Irish Capital Management Ltd.     Financials                      6.54
Telesis Management Inc.                  Diversified                    18.42
                                                                     --------
                                                                       100.00%

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

Results of Operations - General
-------------------------------

            MLIP believes that multi-Advisor futures funds should be regarded as medium-to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

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

Performance Summary
-------------------

            During the first six months of 1996, the Fund's average month-end Net Assets equalled $33,292,100, and the Fund recognized gross trading gains of $1,514,048 or 4.55% of average month-end Net Assets. Brokerage commissions of $1,490,174 or 4.48%, Administrative expenses of $42,576 or .13% and Profit shares of $170,866 or .51% of average month-end Net Assets were paid. Interest income of $760,055 or 2.28% of average month-end Net Assets resulted in net income of $570,487 or 1.71% of average month-end Net Assets, which resulted in a 1.72% increase in the Net Asset Value per Unit since December 31, 1995.

            During the first six months of 1997, the Fund's average month-end Net Assets equalled $30,328,453, and the Fund recognized gross trading losses of $491,832 or 1.62% of average month-end Net Assets. Brokerage commissions of $1,036,054 or 3.42%, Administrative expenses of $29,601 or .10% and Profit shares of $98,807 or .33% of average month-end Net Assets were paid. Interest income of $587,207 or 1.94% and Losses from Investments of $367,080 or 1.21% of average month-end Net Assets resulted in a net loss of $1,436,167 or 4.74% of average month-end Net Assets which resulted in a 4.92% decrease in the Net Asset Value per Unit since December 31, 1996.

            During the first six months of 1997 and 1996, the Fund experienced 7 profitable months and 5 unprofitable months.




                     MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------
         Jan.      Feb.       Mar.      April     May       June
-----------------------------------------------------------------------
1996     $181.96   $170.88    $173.16   $175.80   $173.86   $176.00
-----------------------------------------------------------------------
1997     $198.92   $199.62    $198.24   $192.04   $184.00   $184.90
-----------------------------------------------------------------------

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

            Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which Merrill Lynch & Co., Inc. has guaranteed to investors .

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

      There are no pending proceedings to which the Partnership or the General Partner is a party.


             John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 22.79% of the Fund's assets committed to trading July 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

             On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.


Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.


Item 5.     Other Information

            James M. Bernard, formerly a Senior Vice President of MLIP is no longer with the firm.

            Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.     Exhibits and Reports on Form 8-K.

              (a)  Exhibits

            There are no exhibits required to be filed with this document.

              (b)  Reports on Form 8-K
                   -------------------

            There were no reports on Form 8-K filed during the first six months of fiscal 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE SECTOR STRATEGY FUND(SM) L.P.




                                 By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)






Date: August 12, 1997            By /s/ JOHN R. FRAWLEY, JR.
                                    ------------------------
                                     John R. Frawley, Jr.
                                     President, Chief Executive Officer
                                     and Director






Date:  August 12, 1997           By /s/ MICHAEL A. KARMELIN
                                    -----------------------
                                     Michael A. Karmelin
                                     Chief Financial Officer, Vice President
                                     and Treasurer