Form 10-Q
period 1997-09-30
SECTOR STRATEGY FUND L P
filed 1997-11-14
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                                ------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-18702

                             THE SECTOR STRATEGY FUND/SM/  L.P.
                       ---------------------------------------------
                                (Exact Name of Registrant as
                                       specified in its charter)

            Delaware                                      13-3568563
---------------------------------                         ----------
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

                                 212-236-5662
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                      THE SECTOR STRATEGY FUND/SM/  L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                 September 30,       December 31,
                                                       1997              1996
                                               ----------------   ----------------
ASSETS
------
Accrued interest                                    $    86,515       $    89,553
Equity in commodity futures trading accounts:
    Cash and option premiums                         19,571,362        20,280,086
    Net unrealized profit on open contracts             777,282           598,158
Investment                                            6,864,100         7,321,993
Receivable from outside investments                      72,049         4,251,647
                                                    -----------       ----------

                TOTAL                               $27,371,308       $32,541,437
                                                    ===========       ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                             $   282,856       $   229,669
    Profit shares payable                                73,780           205,317
    Brokerage commissions payable                       149,066           153,046
    Administrative fees payable                           4,259             4,373
                                                    -----------       -----------

            Total liabilities                           509,961           592,405
                                                    -----------       -----------

PARTNERS' CAPITAL:
  General Partners (2518 and 2518 Units)                472,295           489,672
  Limited Partners (140691 and 161771 Units)         26,389,052        31,459,360
                                                    -----------       -----------

            Total partners' capital                  26,861,347        31,949,032
                                                    -----------       -----------

                TOTAL                               $27,371,308       $32,541,437
                                                    ===========       ===========

NET ASSET VALUE PER UNIT

         (Based on 143209 and 164289 Units
           outstanding)                                 $187.57           $194.47
                                                    ===========       ===========

See notes to financial statements.

                             THE SECTOR STRATEGY FUND/SM/  L.P.
                       ---------------------------------------------
                                 (a Delaware limited partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                           For the three         For the three          For the nine           For the nine
                                           months ended           months ended          months ended           months ended
                                           September 30,         September 30,          September 30,         September 30,
                                               1997                   1996                  1997                   1996
                                       ------------------     ------------------    ------------------     ------------------
REVENUES:
    Trading profits (loss):
        Realized                              $(1,092,510)            $  273,646           $  (890,624)            $2,201,775
        Change in unrealized                      872,842                443,877               179,124                 29,796
                                       ------------------     ------------------    ------------------     ------------------

            Total trading results                (219,668)               717,523              (711,500)             2,231,571
                                       ------------------     ------------------    ------------------     ------------------

    Interest income                               276,530                347,961               863,737              1,108,016
    Income from investment                        851,792                      -               484,712                      -
                                       ------------------     ------------------    ------------------     ------------------

            Total revenues                        908,654              1,065,484               636,949              3,339,587
                                       ------------------     ------------------    ------------------     ------------------

EXPENSES:
    Profit shares                                  21,972                 81,807               120,779                252,673
    Brokerage commissions                         464,567                670,437             1,500,621              2,160,611
    Administrative fees                            13,274                 19,156                42,875                 61,732
                                       ------------------     ------------------    ------------------     ------------------

            Total expenses                        499,813                771,400             1,664,275              2,475,016
                                       ------------------     ------------------    ------------------     ------------------

NET INCOME (LOSS)                             $   408,841             $  294,084           $(1,027,326)            $  864,571
                                       ==================     ==================    ==================     ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                               148,099                173,739               154,410                186,053
                                       ==================     ==================    ==================     ==================

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                      $2.76                  $1.69                $(6.65)                 $4.65
                                       ==================     ==================    ==================     ==================


See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/  L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------


                                            Units             Limited Partners         General Partner             Total
                                     -----------------      ------------------      ------------------      -----------------
PARTNERS' CAPITAL,
  December 31, 1995                            200,460             $34,248,684                $435,363            $34,684,047

Net Income                                           -                 852,573                  11,998                864,571

Redemptions                                    (30,009)             (5,244,059)                      -             (5,244,059)
                                     -----------------      ------------------      ------------------      -----------------

PARTNERS' CAPITAL,
  September 30, 1996                           170,451             $29,857,198                $447,361            $30,304,559
                                     =================      ==================      ==================      =================

PARTNERS' CAPITAL,
  December 31, 1996                            164,289             $31,459,360                $489,672            $31,949,032

Net Loss                                             -              (1,009,949)                (17,377)            (1,027,326)

Redemptions                                    (21,080)             (4,060,359)                      -             (4,060,359)
                                     -----------------      ------------------      ------------------      -----------------

PARTNERS' CAPITAL,
  September 30, 1997                           143,209             $26,389,052                $472,295            $26,861,347
                                     =================      ==================      ==================      =================


See notes to financial statements.

                       THE SECTOR STRATEGY FUND/SM/  L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ L.P. (the "Partnership"or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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



2. INVESTMENT


   At September 30, 1997, the Partnership had an investment in the ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC").

   Total revenues and fees with respect to such investment is set forth as follows:



For the three months         Total              Brokerage          Administrative           Profit            Income  from
ended September 30, 1997    Revenue            Commissions              Fees                Shares             Investments

                        --------------     -----------------     -----------------     --------------     -------------------

JWH LLC                     $1,051,170              $156,754               $ 4,478            $38,146                $851,792
                        ==============     =================     =================     ==============     ===================


For the nine months          Total              Brokerage          Administrative           Profit            Income  from
ended September 30, 1997    Revenue            Commissions              Fees                Shares             Investments

                        --------------     -----------------     -----------------     --------------     -------------------

JWH LLC                     $  995,812              $458,411               $13,097            $39,592                $484,712
                        ==============     =================     =================     ==============     ===================

  As a significant investee, income statement information for JWH LLC is set forth as follows:

                                         For the three             For the nine
                                         months ended              months ended
                                         September 30,            September 30,
                                             1997                      1997
                                    ---------------------    ----------------------
REVENUES:
    Trading profits (loss):
        Realized                               $6,666,871                $3,199,095
        Change in unrealized                    1,824,620                 3,394,200
                                    ---------------------    ----------------------

            Total trading results               8,491,491                 6,593,295
                                    ---------------------    ----------------------

    Interest income                               788,805                 2,312,273
                                    ---------------------    ----------------------

            Total revenues                      9,280,296                 8,905,568
                                    ---------------------    ----------------------

EXPENSES:
    Profit shares                                 389,699                   406,321
    Brokerage commissions                       1,446,028                 4,088,876
    Administrative fees                            39,632                   110,113
                                    ---------------------    ----------------------

            Total expenses                      1,875,359                 4,605,310
                                    ---------------------    ----------------------

NET INCOME                                     $7,404,937                $4,300,258
                                    =====================    ======================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's revenues by reporting category for the respective periods were as follows:


                                  For the three              For the three              For the nine               For the nine
                                  months ended               months ended               months ended               months ended
                                  September 30,              September 30,              September 30,              September 30,
                                      1997                       1996                       1997                       1996
                            ----------------------     ----------------------     ----------------------     ----------------------
Interest rate &
Stock indices                          $   901,570                  $ 453,229                $   189,616                 $ (110,843)
Commodities                               (730,816)                   215,732                      6,701                    691,307
Currencies                                 433,134                   (469,298)                   616,821                    603,930
Energy                                     251,295                    512,972                   (467,817)                   951,999
Metals                                  (1,074,851)                     4,888                 (1,056,821)                    95,178
                            ----------------------     ----------------------     ----------------------     ----------------------
                                       $  (219,668)                 $ 717,523                $  (711,500)                $2,231,571
                            ======================     ======================     ======================     ======================



  The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:


                                    1997                                              1996
                 --------------------------------------------     ---------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Interest rate &
Stock indices           $138,236,650              $11,981,429                 $42,735,419              $ 6,385,831
Commodities                1,945,652                5,004,880                     904,420                3,430,113
Currencies                18,490,501               30,513,779                  19,592,956               23,538,327
Energy                     5,808,578                        -                   3,032,640                        -
Metals                     6,119,413                9,157,398                   1,911,070                4,170,523
                  ------------------       ------------------          ------------------       ------------------

                        $170,600,794              $56,657,486                 $68,176,505              $37,524,794
                  ==================       ==================          ==================       ==================



The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                      1997                                            1996
                 -------------------------------------------     ---------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Exchange
   traded               $150,038,648              $34,012,118                 $52,198,423              $15,604,964
Non-Exchange
    traded                20,562,146               22,645,368                  15,978,082               21,919,830
                  ------------------       ------------------          ------------------       ------------------

                        $170,600,794              $56,657,486                 $68,176,505              $37,524,794
                  ==================       ==================          ==================       ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 was as follows:

                                               1997                                   1996
                                    -----------------------     ---------------------------------------------

                    Commitment to          Commitment to              Commitment to          Commitment to
                 Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                 Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                ---------------------  ---------------------      ---------------------  ---------------------


Interest rate &
Stock indices           $ 77,674,907              $31,175,462                $ 71,153,009             $ 40,875,010
Commodities                4,447,814                3,185,950                   7,364,336                2,460,805
Currencies                18,162,929               26,636,270                  43,682,609               47,984,354
Energy                     3,645,480                1,978,672                   2,998,134                1,830,883
Metals                     6,296,269                7,106,430                   4,032,918                8,151,036
                  ------------------       ------------------          ------------------       ------------------

                        $110,227,399              $70,082,784                $129,231,006             $101,302,088
                  ==================       ==================          ==================       ==================



As of September 30, 1997 and December 31, 1996, $14,590,575 and $15,919,987 of
the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                           1996
                -----------------------------------------      -----------------------------------------
                       Gross                    Net                   Gross                    Net
                     Unrealized             Unrealized              Unrealized             Unrealized
                       Profit              Profit (Loss)              Profit              Profit (Loss)
                ------------------     ------------------      ------------------     ------------------

 Exchange
   traded                  $1,028,579                 $693,789                 $621,352                 $481,708
Non-Exchange
    traded                    797,336                   83,493                  361,146                  116,450
                  -------------------      -------------------      -------------------      -------------------

                           $1,825,915                 $777,282                 $982,498                 $598,158
                  ===================      ===================      ===================      ===================

4. RELATED PARTY TRANSACTIONS

        MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.


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

         As of October 1, 1997, the Partnership's assets were allocated as follows:

TRADING ADVISOR                              SECTOR        % ALLOCATION
--------------------------------------  -----------------  -------------

John W. Henry & Company, Inc.           Financials\Metals         25.47
Graham Capital Management, L.P.         Diversified               17.47
AIS Futures Management, Inc.            Diversified               16.44
Meridian Capital Management             Diversified               15.51
Allied Irish Capital Management Ltd.    Financials                 6.66
Telesis Management Inc.                 Diversified               18.45
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

Performance Summary
-------------------

         During the first nine months of 1996, the Fund's average month-end Net Assets equaled

$32,251,253, and the Fund recognized gross trading gains of $2,231,571 or 6.91% of such average month-end Net Assets. Brokerage commissions of $2,160,611 or 6.70%, Administrative expenses of $61,732 or .19% and Profit shares of $252,673 or .78% of average month-end Net Assets were paid. Interest income of $1,108,016 or 3.44% of average month-end Net Assets resulted in net income of $864,571 or 2.68% of average month-end Net Assets, which resulted in a 2.76% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Fund's average month-end Net Assets equaled

$29,463,983, and the Fund recognized gross trading losses of $711,500 or 2.42% of such average month-end Net Assets. Brokerage commissions of $ 1,500,621 or
5.09%, Administrative expenses of $42,875 or     .15% and Profit shares of
$120,779 or .41% of average month-end Net Assets were paid. Interest income of $863,737 or 2.93% and Gain from Investments of $484,712 or 1.65% of average month-end Net Assets resulted in a net loss of $1,027,327 or 3.49% of average month-end Net Assets which resulted in a 3.55% decrease in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Fund experienced 11 profitable months and 7 unprofitable months.

                                    MONTH-END NET ASSET VALUE PER UNIT

           Jan.       Feb.       Mar.       April       May       June       July       Aug.       Sep.
                             -----------------------------------------------------------------------------
1996       $181.96    $170.88    $173.16    $175.80    $173.86    $176.00    $171.33    $175.62    $177.79
----------------------------------------------------------------------------------------------------------
1997       $198.92    $199.62    $198.24    $192.04    $184.00    $184.90    $196.21    $184.18    $187.57
----------------------------------------------------------------------------------------------------------

Importance of Market Factors
---------------------------
         Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day).
Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions.
Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

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


      John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 25.47% of the Fund's assets committed to trading October 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.


Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

  Effective October 1, 1997, the Fund restarted its trading program for an additional "time horizon" of two years' duration, with a new Principal Assurance Date of September 30, 1999. The minimum assured NAV per Unit for the third Principal Assurance Date was set at $150.06 (80% of the September 30, 1997 NAV per Unit of $187.57), a level which will permit 100% of the Fund's assets to be allocated to trading. This new minimum NAV Per Unit will be guaranteed only in respect of Units outstanding as of the September 30, 1999 Principal Assurance Date. Unitholders who redeem prior to such date will not be entitled to any benefits under this guarantee.

  In all other respects, the current business terms of the Fund will continue unchanged during its third "time horizon." No new redemption charges will be imposed, and the Fund's brokerage commissions will continue to be calculated on the same basis as they have to date.

  As in the case of the Fund's first two Principal Assurance Dates, the guarantee of a minimum NAV per Unit as of the Fund's third Principal Assurance Date is not a guarantee of profit. If the NAV per Unit as of the third Principal Assurance Date is not more than the guaranteed minimum NAV per Unit, Unitholders will not only have lost 20% of the value of their investment on September 30, 1997, but also the entire use of the invested funds for approximately two years.

  Effective August 11, 1997, Jonathan Bren joined Graham Capital Management L.P. ("Graham") as Managing Director and as a principal of the firm. Mr. Bren will be responsible for all aspects of business development and client relations at Graham. Mr. Bren was previously a Managing Director of Alpha Investment Management where he was involved in all aspects of the alternative investment business since September 1990. Prior to joining Alpha, from March 1988 to August 1990, Mr. Bren worked for Asher Edelman's hedge funds which specialized in event-driven investing. From January 1985 to February 1988, Mr. Bren worked in corporate finance at Drexel Burnham Lambert, specializing in the origination of convertible bonds for small companies. From May 1983 to December 1984, Mr. Bren was a corporate finance analyst at Allen and Company, Inc. Mr. Bren graduated from Franklin and Marshall College with a BA in Economics in 1982.

  Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.

  Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.

  On August 11, 1997, AIS Futures Management, Inc. relocated to Connecticut and changed its form of organization from a corporation to a limited liability company for various corporate and tax reasons. The principals and management of the advisor remain the same in the newly-created limited liability company, AIS Futures Management LLC.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         There are no exhibits required to be filed with this document.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            THE SECTOR STRATEGY FUND/SM/ L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 14, 1997     By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer