Form 10-K405
period 1997-12-31
SECTOR STRATEGY FUND L P
filed 1998-03-30
CIK 862525

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-18702

                      THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
              (Safety of Equity Capital; Targeting Overall Return)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               13-3568563
  ------------------------------                          -------------------
  (State of other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTERS
                             WORLD FINANCIAL CENTER
                SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Limited Partnership Units
                                                             -------------------------
                                                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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


Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1998, limited partnership units with an aggregate value of $23,502,726 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K


                               Table of Contents
                               -----------------


                                    PART I
                                    ------

                                                                                                      PAGE
                                                                                                      ----
Item 1     Business...................................................................................  2

Item 2     Properties.................................................................................  7

Item 3     Legal Proceedings..........................................................................  8

Item 4     Submission of Matters to a Vote of Security Holders........................................  8

                                    PART II
                                    -------

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters.....................   8

Item 6     Selected Financial Data...................................................................   9

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations.....  12

Item 7A    Quantitative and Qualitative Disclosures About Market Risk................................  16

Item 8     Financial Statements and Supplementary Data...............................................  16

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  16

                                    PART III
                                    --------

Item 10    Directors and Executive Officers of the Registrant........................................  16

Item 11    Executive Compensation....................................................................  18

Item 12    Security Ownership of Certain Beneficial Owners and Management............................  19

Item 13    Certain Relationships and Related Transactions............................................  19

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 20

                                     PART I


ITEM 1: BUSINESS
        --------

        (a) General Development of Business:
            ------------------------------

            The S.E.C.T.O.R. Strategy Fund(SM) L.P. (Safety of Equity Capital; Targeting Overall Return) (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on April 30, 1990 and began trading operations on July 16, 1990. The Fund made only the initial offering of its units of limited partnership interest ("Units"); Units may be redeemed as of the end of each calendar month. The Partnership engages in the speculative trading of a portfolio of futures and forward contracts and related options in the currencies, interest rates, stock index, metals, agricultural and energy sectors of the world futures markets. The Fund's objective is achieving substantial capital appreciation even while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

            Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") is the general partner of the Partnership and selects and allocates the Fund's assets among professional advisors ("Trading Advisors" or "Advisors"), each unaffiliated with MLIP and each of which trades independently of the others. MLIP also determines what percentage of the Fund's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

            In addition to its trading accounts, the Partnership maintains a cash account. From time to time, the General Partner allocates and reallocates Partnership assets among its trading and cash accounts in an attempt to increase profit potential while limiting the downside risks associated with futures and forward trading (in order to prevent ML&Co. from incurring any obligations under its guarantee of a minimum Net Asset Value per Unit, as described below). Initially, the General Partner allocated approximately 30% of the Partnership's assets to cash and approximately 70% to the trading accounts. As of December 31, 1997, approximately 100% was allocated to trading.

            The total initial capitalization of the Partnership as of January 4, 1993 was $125,853,001. Through December 31, 1997, Units with an aggregate Net Asset Value of $148,850,842 have been redeemed including December 31, 1997 redemptions which were actually paid in January 1998. The Partnership's capitalization was $26,576,283, and the Net Asset Value of a Unit sold as of July 16, 1990 for $100 was $194.53.

            The Fund is a "principal protected" commodity pool. ML&Co. provides the guarantee described below under Item 1(c), "Narrative Description of Business -- ML&Co.'s 'Principal Protection' Undertaking to the Fund" -- that the Net Asset Value per Unit will equal at least $150.06 as of September 30, 1999 (the "Principal Assurance Date"). Originally, the Fund's Principal Assurance Date was set at five years after trading commenced. Effective October 1, 1995, the Fund restarted its trading program for a new Time Horizon of two years' duration. A third Time Horizon, also two years in length, was begun as of October 1, 1997. This guarantee does not prevent substantial investor losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until the Principal Assurance Date can incur. In order to protect ML&Co. from any liability under its guarantee, at such time, if any, as the Net Asset Value per Unit were to decline to 110% or less of the present value of the guaranteed minimum Net Asset Value per Unit discounted back from the current Principal Assurance Date, MLIP would terminate trading altogether in order to ensure that ML&Co. incurred no financial obligation to the Fund under ML&Co.'s guarantee of the minimum Net Asset Value per Unit.

            Through December 31, 1997, the highest month-end Net Asset Value per Unit was $199.62 (February, 1997) and the lowest was $102.26 (July, 1990).

    (b) Financial Information about Industry Segments:
        --------------------------------------------

        The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

    (c) Narrative Description of Business:
        --------------------------------

        GENERAL

        The Fund trades in futures, options on futures and forward contracts in major sectors of the world economy, with the objective of achieving substantial capital appreciation over time, while assuring investors of at least a predetermined minimum Net Asset per Unit as of the Principal Assurance Date.

        The General Partner is the Partnership's trading manager, with responsibility for selecting Advisors to manage the Partnership's assets, allocating and reallocating Fund assets among these Advisors and determining the percentage of the Partnership's assets committed to trading from time to time.

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

        MLIP may from time to time direct certain individual Advisors to manage their Fund accounts as if they were managing up to 50% more equity than the actual capital allocated to them. This additional leverage is subject to the condition that the Fund as a whole will not trade as if it had in excess of 20% more equity than actual capital.

        One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

        ML&CO.'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE FUND


        ML&Co., the parent company of the Merrill Lynch organization, which includes the General Partner and the Commodity Broker, has agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjustment for all liabilities to third parties, that the Net Asset Value per Unit will be no less than $150.06 as of the third Principal Assurance Date (September 30, 1999). This guarantee, which is effective only as of the Principal Assurance Date, is a guarantee only of the return of a subscriber's initial investment, and not on a present value basis, not a guarantee of profit. This guarantee is a general, unsecured obligation of ML&Co.

        OPERATION OF THE PARTNERSHIP AFTER THE SECOND PRINCIPAL ASSURANCE DATE

          When the Fund reached its first Principal Assurance Date, MLIP "restarted" the Fund's trading program and the ML&Co. guarantee for a two year period ending September 30, 1997. As of October 1, 1997, MLIP again "restarted" the Fund's trading program and the ML&Co. guarantee for an additional two year period ending September 30, 1999. MLIP may determine to dissolve the Partnership as of the current Principal Assurance Date

(September 30, 1999), to extend the ML&Co. guarantee for a certain period of time (again resetting the minimum Net Asset Value per Unit guaranteed by ML&Co.) or to continue to operate the Fund without a "principal protection" feature.
All investors will be given notice by no later than August 15, 1999 as to what the operation of the Fund (if any) will be after the current Principal Assurance Date.

          USE OF PROCEEDS AND INTEREST INCOME

          General.  The Fund's assets are used as security for and to pay the
          -------
Fund's trading losses as well as its expenses and redemptions. The primary use of the Fund's capital is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets, while allocating to the Partnership's cash account such amounts as MLIP deems appropriate in order to protect ML&Co. from any liability under its guarantee. While being used for this purpose, the Fund's assets are also generally available to earn interest, as more fully described below under "-- Available Assets."

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

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the "back-to-back" intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB").

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets.

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

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all interest paid on the short-term Treasury bills in which it invests.

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

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

          The General Partner has determined that there may have been a miscalculation in the interest credited to the Fund for a period prior to November 1996. Accordingly, Merrill Lynch has credited certain amounts to the Fund's investors (directly, not by crediting the Fund itself). For current Merrill Lynch clients, this credit, which includes compounded interest, appears on the December 1997 account statements. The total amount of the adjustment was approximately $2,891,000.

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1995, 1996 and 1997.

                            1995                     1996                    1997
                  ----------------------      -----------------     ----------------------

                                                         % OF
                                                       AVERAGE
                              % OF AVERAGE              MONTH-                % OF AVERAGE
COST               DOLLAR      MONTH-END      DOLLAR    END NET      DOLLAR     MONTH-END
----              AMOUNT       NET ASSETS     AMOUNT     ASSETS      AMOUNT     NET ASSETS
                  ------       ----------     ------     ------      ------     ----------
Brokerage         $3,480,701      9.30%    $2,636,241      8.21%  $1,936,603       6.75%
 Commissions

Administrative         -            -          75,321      0.23       55,331       0.19
 Fees

Profit Shares      1,084,170      2.90        457,989      1.43      158,988       0.56
                  ----------     -----     ----------      ----   ----------       ----

  Total           $4,564,871     12.20%    $3,169,551      9.87%  $2,150,922       7.50%
                  ==========     ======    ==========      =====  ==========       =====

_______________

                              ____________________


          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the annual benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar Available Assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income."

          The Fund's average month-end Net Assets during 1995, 1996 and 1997 equaled $37,436,445, $32,095,064 and $28,696,419 respectively.

          During 1995, 1996 and 1997, the Fund earned $1,954,622, $1,364,326 and
$1,118,910 in interest income, or approximately 5.22%, 4.25% and 3.90% of the Fund's average month-end Net Assets.

          As of January 1, 1996, the 9.0% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 8.75% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

        The variations in charges is primarily due to placing assets in Trading LLCs (See Item 7).

                         ______________________________

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT           NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------           -----------------       -----------------

MLF                 Brokerage Commissions   A flat-rate monthly commission of 0.729 of 1% (a 8.75%
                                            annual rate) of the Fund's month-end assets committed to
                                            trading.  As of December 31, 1997, 100% of the Fund's
                                            assets were allocated to trading.

                                            During 1995, 1996 and 1997, the round-turn (each
                                            purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Fund's flat-rate Brokerage
                                            Commissions was approximately $86, $118 and $114,
                                            respectively.

MLF                 Use of Fund assets      Merrill Lynch may derive an annual benefit from the
                                            deposit of certain of the Fund's U.S. dollar Available
                                            Assets in offset accounts; such benefit to date has not
                                            exceeded  3/4 of 1% of such average daily U.S. dollar
                                            Available Assets.

MLIP                Administrative Fees     The Fund pays MLIP a monthly Administrative Fee equal
                                            to 0.020833 of 1% of the Fund's month-end assets
                                            committed to trading (0.25% annually).  MLIP pays all of
                                            the Fund's routine administrative costs.

MLIB                Bid-ask spreads         Under MLIP's F/X Desk arrangements, MLIB receives
                                            bid-ask spreads on the forward trades it executes with the
                                            Fund.

Other               Bid-ask spreads         The counterparties other than MLIB with which the F/X
 Counterparties                             Desk deals also each receive bid-ask spreads on the
                                            forward trades executed with the Fund.


MLIP                F/X Desk service fees   Under the F/X Desk arrangements, MLIP or another
                                            Merrill Lynch entity receives a service fee equal, at current exchange rates, to approximately $5.00 to $12.50 on each
                                            purchase or sale of each futures contract-equivalent
                                            forward contract executed with counterparties other than
                                            MLIB.


RECIPIENT           NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------           -----------------       -----------------

MLIB                EFP differentials       MLIB or an affiliate receives a differential spread for
                                            exchanging the Fund's spot currency positions (which are
                                            acquired through the F/X Desk, as described above) for
                                            equivalent futures positions.

Trading Advisors    Profit Shares           Prior to January 1, 1997, all Advisors received quarterly
                                            Profit Shares ranging from 15% to 25% (depending on the
                                            Trading Advisor) of any New Trading Profit achieved by
                                            their Fund account.  As of January 1, 1997, a number of
                                            Advisors agreed to receive only annual Profit Shares.
                                            Profit Shares are also paid upon redemption of Units.  New
                                            Trading Profit is calculated separately in respect of each
                                            Advisor, irrespective of the overall performance of the
                                            Fund.  The Fund may pay substantial Profit Shares during
                                            periods when it is incurring significant overall losses.

MLF;                Extraordinary expenses  Actual costs incurred; none paid to date, and expected to
  Others                                    be negligible.



          REGULATION

          The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission, (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition of MLIP or the Fund.

          MLIP itself has never been the subject of any material litigation.

          On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating
Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

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


                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -------------------------------------------------------------
          MATTERS
          -------

          (a)    Market Information:
                 ------------------

                 There is no trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value. Units redeemed prior to the applicable Principal Assurance Date are not entitled to any benefits under the ML&Co. guarantee.

          (b)    Holders:
                 -------

                 As of December 31, 1997, there were 1,264 holders of Units, including the General Partner.

          (c)    Dividends:
                 ---------

                The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

ITEM 6: SELECTED FINANCIAL DATA
        -----------------------

        The following selected financial data has been derived from the audited financial statements of the Partnership.



                                        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
INCOME STATEMENT DATA                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
---------------------                      1997           1996           1995           1994           1993
                                       -------------  -------------  -------------  -------------  ------------
Revenues:

Realized Gain (Loss)                      ($100,337)   $ 3,756,114    $10,514,336    ($1,230,908)   $17,144,009

   Change in Unrealized (Loss) Gain         105,173       (284,224)    (1,160,384)      (504,496)       247,039
                                        -----------    -----------    -----------   ------------    -----------

         Total Trading Results                4,836      3,471,890      9,353,952     (1,735,404)    17,391,048

Interest Income                           1,118,910      1,364,326      1,954,622      1,793,843      1,486,414
                                        -----------    -----------    -----------   ------------    -----------

         Total Revenues                   1,123,746      4,836,216     11,308,574         58,439     18,877,462
                                        -----------    -----------    -----------   ------------    -----------
Expenses:

   Brokerage Commissions                  1,936,603      2,636,241      3,480,701      4,498,435      5,826,942

   Administrative Fees                       55,331         75,321          --            --              --
   Profit Shares                            158,988        457,989      1,084,170        529,654      1,564,454
                                        -----------    -----------    -----------   ------------    -----------

         Total Expenses                   2,150,922      3,169,551      4,564,871      5,028,089      7,391,396
                                        -----------    -----------    -----------   ------------    -----------

   Income from Investments                  968,354      2,032,587          -               -             -
                                        -----------    -----------    -----------   ------------    -----------

   Net Income (Loss)                       ($58,822)   $ 3,699,252    $ 6,743,703    ($4,969,650)   $11,486,066
                                        ===========    ===========    ===========   ============    ===========

                                        December 31,    December 31,   December 31,   December 31,   December 31,
BALANCE SHEET DATA                             1997           1996           1995           1994           1993
------------------                      -----------    -----------    -----------   ------------    -----------

FUND NET ASSET VALUE                    $26,576,283    $31,949,032    $34,684,047   $ 41,096,545    $59,464,495

NET ASSET VALUE PER UNIT                    $194.53        $194.47        $173.02        $145.09        $159.95

        The variations in income statement line items is primarily due to placing assets in Trading LLCs (See Item 7).

------------------------------------------------------------------------------------------------------------------
                                       MONTH-END NET ASSET VALUE PER UNIT*
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
 1993   $133.60  $140.26  $140.79  $145.07  $146.00  $148.84  $157.18  $161.47  $159.67  $159.00  $157.00  $159.95
------------------------------------------------------------------------------------------------------------------
 1994   $152.94  $147.23  $150.83  $147.70  $152.86  $156.40  $155.52  $150.29  $152.71  $150.36  $149.40  $145.09
------------------------------------------------------------------------------------------------------------------
 1995   $143.16  $151.75  $158.05  $161.56  $161.66  $158.32  $157.85  $163.55  $167.25  $167.26  $170.88  $173.02
------------------------------------------------------------------------------------------------------------------
 1996   $181.96  $170.88  $173.16  $175.80  $173.86  $176.00  $171.33  $175.62  $177.79  $185.94  $195.14  $194.47
------------------------------------------------------------------------------------------------------------------
 1997   $198.92  $199.62  $198.24  $192.04  $184.00  $184.90  $196.21  $184.18  $187.57  $186.07  $188.49  $194.53
------------------------------------------------------------------------------------------------------------------


*Pursuant to CFTC policy, monthly performance is presented only from January 1, 1993 even though Units were outstanding prior to such date.

                      THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                               DECEMBER 31, 1997

  TYPE OF POOL:  SELECTED-ADVISOR/PUBLICLY-OFFERED/"PRINCIPAL PROTECTED"/(1)/
                     INCEPTION OF TRADING:   July 16, 1990
                    AGGREGATE SUBSCRIPTIONS:    $125,853,001
                     CURRENT CAPITALIZATION:   $26,576,283
                  WORST MONTHLY DRAWDOWN/(2)/: (6.13)%  (8/97)
           WORST PEAK-TO-VALLEY DRAWDOWN/(3)/:  (11.35)% (9/93-1/95)
                                 _____________

             NET ASSET VALUE PER UNIT, DECEMBER 31, 1997:   $194.53


          -----------------------------------------------------------
                          MONTHLY RATES OF RETURN/(4)/
          -----------------------------------------------------------
            MONTH         1997    1996    1995     1994     1993
          -----------------------------------------------------------
            JANUARY           2.29%   5.17%  ( 1.33)%  (4.39)%  (0.30)%
          -----------------------------------------------------------
            FEBRUARY          0.35   (6.09)    6.00    (3.73)    4.99
          -----------------------------------------------------------
              MARCH          (0.69)   1.33     4.15     2.44     0.37
          -----------------------------------------------------------
              APRIL          (3.13)   1.53     2.22    (2.08)    3.05
          -----------------------------------------------------------
               MAY           (4.19)  (1.11)    0.06     3.50     0.64
          -----------------------------------------------------------
              JUNE            0.49    1.23    (2.07)    2.32     1.94
          -----------------------------------------------------------
              JULY            6.12   (2.65)   (0.30)   (0.57)    5.60
          -----------------------------------------------------------
             AUGUST          (6.13)   2.50     3.61    (3.36)    2.73
          -----------------------------------------------------------
            SEPTEMBER         1.84    1.24     2.26     1.61    (1.12)
          -----------------------------------------------------------
             OCTOBER         (0.80)   4.58     0.01    (1.54)   (0.42)
          -----------------------------------------------------------
            NOVEMBER          1.30    4.95     2.16    (0.64)   (1.25)
          -----------------------------------------------------------
            DECEMBER          3.20   (0.35)    1.25    (2.89)    1.88
          -----------------------------------------------------------
          COMPOUND ANNUAL     0.03%  12.40%   19.25%  (9.29)%   19.36%
          RATE OF RETURN
          -----------------------------------------------------------

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

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1993 by the Fund; a drawdown on is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1993 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

         MLIP has no timetable or schedule for making Advisor changes or reallocating, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any Advisor will manage assets for the Partnership.

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

          MLIP attempts to control the market risk inherent in the Fund's trading by MLIP's multi-advisor strategy and Trading Advisor selections. MLIP reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets -- in which case MLIP may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future. MLIP also adjusts the percentage of each series' capital allocated to trading, with the principal objective of protecting ML&Co. from any liability under its guarantee of a $150.06 minimum Net Asset Value per Unit as of the Principal Assurance Date. The market risk to the Fund is limited by the combination of its "principal protection" feature and multi-advisor strategy.

         The Units began trading with 70% of their capital committed to trading. As of December 31, 1997 that percentage was 100%. MLIP determinations as to what percentage of the Fund's assets to allocate to trading from time to time -- again, a determination primarily dictated by MLIP's objective of ensuring that ML&Co. is never required to make any payments under its guarantee that the Net Asset Value per Unit will be at least $150.06 as of the Principal Assurance Date -- has a material impact on the performance of the Fund.

          MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.


          The variations in both the statement of financial condition and the income statement line items is primarily due to the Partnership placing assets under the management of certain of the Advisors not through opening managed accounts with them but rather through investing in a private limited liability company ("Trading LLC") sponsored by MLIP. The only members of the Trading LLC are commodity pools sponsored by MLIP. The Trading LLC trades under the management of a single Advisor pursuant to a single strategy and at a uniform degree of leverage. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account has no economic effect on the Partnership, except to the extent that the Partnership benefits from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole).

          The results of the Partnership's Trading LLC investments are reflected in the Partnership's financial statements as "Income from Investments." These investments are reflected in the financial statements at fair value based upon the net asset value of the Partnership's interest in the Trading LLCs. Fair value is equal to the market value of the net assets of the Trading LLC. The resulting difference between cost and fair value is reflected on the Statement of Operations as income or loss from investments.

          PERFORMANCE SUMMARY

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


          1997

          Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Trading Advisors to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

          In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. However, the dollar underwent two significant corrections during the year. The first correction occurred in the Spring against the Japanese yen, due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. From August through mid-November, the dollar corrected against the Eurocurrencies in advance of a well-advertised tightening by the Bundesbank. By mid-December the dollar had bounced back to new highs against the yen and was rallying against the mark.

          Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. By the middle of the year, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress. Effects of the plunge in the Hong Kong stock market in late October spread rapidly throughout the world's financial markets, including global bond markets. After continued volatility in subsequent months made trading difficult, 1997 interest rate trading ended on a positive note when U.S. and Japanese bond markets rallied as a flight to safety from plunging stock markets around the world occurred in December.

          In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. By mid-year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production, joined forces to pressure oil-producing nations to stay within OPEC production quotas. In December, financial and economic problems in Asia reduced demand for oil, and, in combination with ample supplies, resulted in crude oil prices declining once again.

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

          The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of assets charge. The only Fund costs (other than the insignificant F/X Desk service fees and EFP differentials as well as bid-ask spreads on forward contracts) which are not based on a percentage of the Fund's assets are the Profit Shares payable to the Trading Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

          The events that primarily determine the Fund's profitability are those that produce sustained and major price movements. The Advisors are generally more likely to be able to profit from sustained trends, irrespective of their direction, than from static markets. During the course of the Partnership's performance to date, such events have ranged from Federal Reserve Board reductions in interest rates, the apparent refusal of Iraq to arrive at a settlement which would permit it to sell oil internationally, the inability of the U.S. government to agree upon a federal budget and a combination of drought and excessive rain negatively impacting U.S. agricultural harvesting as well as planting. While these events are representative of the type of circumstances which materially affect the Fund, the specific events which will do so in the future can not be protected or identified.

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

          LIQUIDITY AND CAPITAL RESOURCES

          The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Advisors' trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectively.

          Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

          Changes in the level of prevailing interest rates could have a material effect on the Fund's trading leverage. Interest rates directly affect the calculation of the discounted value (discounted back from the Principal Assurance Date) of the guaranteed minimum Net Asset Value per Unit and, accordingly, the assets which a given series of Units has available for trading.

          In its trading to date, the Fund has from time to time had substantial unrealized gains and losses on its open positions. These gains or losses are received or paid on a periodic basis as part of the routine clearing cycle on exchanges or in the over-the-counter markets (the only over-the-counter market in which the Fund trades is the inter-bank forward market in currencies). In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Fund's realized and unrealized gains.

          THE YEAR 2000 COMPUTER ISSUE

          Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          NOT APPLICABLE.


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

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          There were no changes in or disagreements with accountants on accounting or financial disclosure.

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

          The directors and executive officers of MLIP as of February 1, 1998 and their respective business backgrounds are as follows.

          The following are the principal officers and directors of MLIP:


          John R. Frawley, Jr.  Chairman, Chief Executive Officer, President and
                                Director

          Jeffrey F. Chandor    Senior Vice President, Director of Sales,
                                Marketing and Research and Director

          Joseph H. Moglia      Director

          Allen N. Jones        Director

          Stephen G. Bodurtha   Director

          Michael A. Karmelin   Chief Financial Officer, Vice President and
                                Treasurer

          Steven B. Olgin       Vice President, Secretary and Director of
                                Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of Merrill Lynch Futures Inc. ("MLF"). He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the Managed Funds Association (formerly, the Managed Futures

Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley is also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Joseph H. Moglia was born in 1949. He is a director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of MLPF&S's Structured Investments Group since 1995.

          Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

          Messrs. Moglia and Bodurtha became Directors in January 1998.

          As of December 31, 1997, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $489,837.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(SM) II L.P., The S.E.C.T.O.R. Strategy Fund(SM) V L.P., The S.E.C.T.O.R. Strategy Fund(SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

          See Item 10(a)(b) above.

     (f)  Involvement in Certain Legal Proceedings:
          ----------------------------------------

          None.

     (g)  Promoters and Control Persons:
          -----------------------------

          Not applicable

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

          The directors and officers of the General Partner are remunerated by the General Partner. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT
          ---------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners:
             -----------------------------------------------

          As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units.

         (b) Security Ownership of Management:
             --------------------------------

             As of December 31, 1997, the General Partner owned 2,518 Units (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

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

              In 1997 the Partnership accrued: (i) Brokerage Commissions of $1,936,603 to the Commodity Broker, which included $325,521 in consulting fees accrued by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $55,331 to MLIP. Through its investments in Trading LLCs, the following fees were paid: (i) Brokerage Commissions of $614,361 to the Commodity Broker, which included $281,648 in consulting fees accrued by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $17,552 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and Item 11, "Executive Compensation" herein, as well as from the Fund's F/X Desk and "exchange of futures for physical" ("EFP") trading.

              See Item 1(c), "Narrative Description of Business -- Charges" and "Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

     (c)  Indebtedness of Management:
          --------------------------

          The Partnership is prohibited from making any loans, to management or otherwise.

     (d)  Transactions with Promoters:
          ---------------------------

          Not applicable.

                                 PART IV
ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a)1.  Financial Statements:                              Page
                 --------------------                               ----

                 Independent Auditors' Report                         1

                 Statements of Financial Condition as
                 of December 31, 1997 and 1996                         2

                 For the years ended December 31, 1997, 1996 and 1995
                       Statements of Income                            3
                       Statements of Changes in Partners' Capital      4

                 Notes to Financial Statements                      5-13

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

Exhibit 10.01(o):  Is incorporated herein by reference from Exhibit 10.01(o)
----------------   contained in the Registrant's report on Form 10-Q for the
                   Quarter Ended June 30, 1995.

10.02(a) Form of Consulting Agreement between each Trading Advisor of the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02(a):  Is incorporated herein by reference from Exhibit 10.02(a)
----------------   contained in the Registrant's Registration Statement.

10.03(a) Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03(a):  Is incorporated herein by reference from Exhibit 10.03(a)
----------------   contained in the Registrant's Registration Statement.

10.05              Merrill Lynch & Co., Inc. Guarantee.


Exhibit 10.05:     Is incorporated herein by reference from Exhibit 10.05
-------------      contained in the Registrant's Registration Statement.

10.06 Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06:     Is incorporated herein by reference from Exhibit 10.06
-------------      contained in the Registrant's report on Form 10-K for the
                   year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.07(a):  Is incorporated herein by reference from Exhibit 10.07(a)
----------------   contained in the Registrant's report on Form 10-K for the
                   year ended December 31, 1996.


10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.07(b):  Is incorporated herein by reference from Exhibit 10.07(b)
----------------   contained in the Registrant's report on Form 10-K for the
                   year ended December 31, 1996.

13.01              1997 Annual Report and Independent Auditors' Report.

Exhibit 13.01:     Is filed herewith.
-------------

13.01(a) 1997 Annual Reports and Independent Auditors' Reports for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.:
                   ML Millburn Global L.L.C.
                   ML Sjo Prospect L.L.C.
                   ML Chesapeake Diversified L.L.C.
                   ML JWH Financial and Metals Portfolio L.L.C.

Exhibit 13.01(a):  Is filed herewith.
----------------

28.01              Prospectus of the Partnership dated June 1, 1990.

Exhibit 28.01:     Is incorporated by reference as filed with the Securities and
-------------      Exchange Commission pursuant to Rule 424 under the Securities
                   Act of 1933 (File No. 33-34432) filed on June 7, 1990.


     (b)      Report on Form 8-K:
              ------------------

              No reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                    (SAFETY OF EQUITY CAPITAL; TARGETING OVERALL RETURN)

                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                    General Partner

                    By: /s/ John R. Frawley, Jr.
                        ------------------------
                    John R. Frawley, Jr.
                    Chairman, Chief Executive Officer, President and Director
                       (Principal Executive Officer)


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                   Title                                                        Date
---------                   -----                                                        ----

/s/ John R. Frawley, Jr.      Chairman, Chief Executive Officer, President and Director  March 25, 1998
--------------------------
John R. Frawley, Jr.          (Principal Executive Officer)

/s/ Michael A. Karmelin       Vice President, Chief Financial Officer and Treasurer      March 25, 1998
--------------------------
Michael A. Karmelin           (Principal Financial and Accounting Officer)

/s/ Jeffrey F. Chandor        Senior Vice President, and Director of Sales,              March 25, 1998
--------------------------
Jeffrey F. Chandor            Marketing and Research, and Director

/s/ Allen N. Jones            Director                                                   March 25, 1998
--------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners
Inc.)

MERRILL LYNCH INVESTMENT      General Partner of Registrant                              March 25, 1998
  PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ----------------------------
     John R. Frawley, Jr.


                     THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.

                                1997 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                      Exhibit
                      -------


Exhibit 13.01         1997 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 1997 Annual Reports and Independent Auditors' Reports for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.:
                      ML Millburn Global L.L.C.
                      ML Sjo Prospect L.L.C.
                      ML Chesapeake Diversified L.L.C.
                      ML JWH Financial and Metals Portfolio L.L.C.