Form 10-Q
period 1998-03-31
SECTOR STRATEGY FUND L P
filed 1998-05-11
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                --------------

                        OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ____________  to  ____________

Commission File Number 0-18702

                       THE SECTOR STRATEGY FUND(SM) L.P.
             ----------------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

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

                                 212-236-9757
             ----------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       THE SECTOR STRATEGY FUND(SM) L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                                           March 31,          December 31,
                                                                              1998                1997
                                                                        -----------------   -----------------
ASSETS
------
Accrued interest                                                                 $80,454             $88,083
Equity in commodity futures trading accounts:
    Cash and options premiums                                                 17,743,963          19,393,407
    Net unrealized profit on open contracts                                      584,782             703,331
Investment                                                                     6,053,170           6,996,472
Receivable from investment                                                       113,347             162,042
                                                                        -----------------   -----------------

                TOTAL                                                        $24,575,716         $27,343,335
                                                                        =================   =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                         $361,206            $532,040
    Profit shares payable                                                        146,714              83,463
    Brokerage commissions payable                                                134,392             147,339
    Administrative fees payable                                                    3,840               4,210
                                                                        -----------------   -----------------

            Total liabilities                                                    646,152             767,052
                                                                        -----------------   -----------------

PARTNERS' CAPITAL:
    General Partner (2518 and 2518 Units)                                        465,236             489,837
    Limited Partners (126996 and 134097 Units)                                23,464,328          26,086,446
                                                                        -----------------   -----------------

            Total partners' capital                                           23,929,564          26,576,283
                                                                        -----------------   -----------------

                TOTAL                                                        $24,575,716         $27,343,335
                                                                        =================   =================

NET ASSET VALUE PER UNIT

         (Based on 129514 and 136615 Units outstanding)                          $184.76             $194.53
                                                                        =================   =================


See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) L.P.
                   ----------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                            For the three      For the three
                                             months ended       months ended
                                              March 31,          March 31,
                                                1998                1997
                                          ------------------  -----------------
REVENUES:
    Trading (loss) profits:
        Realized                                  $(259,443)        $1,361,157
        Change in unrealized                       (118,549)          (395,117)
                                          ------------------  -----------------

            Total trading results                  (377,992)           966,040
                                          ------------------  -----------------

    Interest income                                 245,204            295,936
    Income from investment                         (601,217)           106,553
                                          ------------------  -----------------

            Total revenues                         (734,005)         1,368,529
                                          ------------------  -----------------

EXPENSES:
    Profit shares                                   148,252            182,177
    Brokerage commissions                           414,742            543,256
    Administrative fees                              11,850             15,522
                                          ------------------  -----------------

            Total expenses                          574,844            740,955
                                          ------------------  -----------------

NET (LOSS) INCOME                               $(1,308,849)          $627,574
                                          ==================  =================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                 133,840            161,146
                                          ==================  =================

    Weighted average net (loss) income
       per Limited Partner
       and General Partner Unit                      $(9.78)             $3.89
                                          ==================  =================


See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) L.P.
             ----------------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------


                                        Units          Limited Partners    General Partner           Total
                                   ----------------    ----------------   -----------------    -----------------
PARTNERS' CAPITAL,
  December 31, 1996                        164,289         $31,459,360            $489,672          $31,949,032

Net Income                                  -                  618,077               9,497              627,574

Redemptions                                 (9,130)         (1,817,838)             -                (1,817,838)
                                   ----------------   -----------------   -----------------    -----------------
PARTNERS' CAPITAL,
  March 31, 1997                           155,159         $30,259,599            $499,169          $30,758,768
                                   ================   =================   =================    =================
PARTNERS' CAPITAL,
  December 31, 1997                        136,615         $26,086,446            $489,837          $26,576,283

Net Loss                                    -               (1,284,248)            (24,601)          (1,308,849)

Redemptions                                 (7,101)         (1,337,870)             -                (1,337,870)
                                   ----------------   -----------------   -----------------    -----------------
PARTNERS' CAPITAL,
  March 31, 1998                           129,514         $23,464,328            $465,236          $23,929,564
                                   ================   =================   =================    =================

See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) L.P.
                       (A Delaware limited partnership)
                       --------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.   INVESTMENT

     As of March 31, 1998 and December 31, 1997, the Partnership had an investment in the ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC") of $6,053,170 and $6,996,472.

     Total revenues and fees with respect to such investment is set forth as follows:


For the three months             Total            Brokerage          Administrative         Profit               Loss from
ended March 31, 1998            Revenue          Commissions              Fees              Shares               Investment
                             --------------    -----------------    -----------------    --------------    --------------------
JWH LLC                          $(455,819)            $141,359               $4,039     $          -                $(601,217)
                             ==============    =================    =================    ==============    ====================


For the three months             Total            Brokerage          Administrative         Profit              Income from
ended March 31, 1997            Revenue          Commissions              Fees              Shares               Investment
                             --------------    -----------------    -----------------    --------------    ----------------------
JWH LLC                           $271,036             $158,509               $4,528            $1,446                $106,553
                             ==============    =================    =================    ==============    ====================

     Condensed statements of financial condition as of March 31, 1998 and December 31, 1997 and statements of operations for the three months ended March 31, 1998 and 1997 are set forth as follows:


                                        1998                  1997
                                   ----------------     -----------------
Assets                                 $54,294,178           $62,481,438
                                   ================     =================

Liabilities                               $431,357            $1,122,533
Members' Capital                        53,862,821            61,358,905
                                   ----------------     -----------------

Total                                  $54,294,178           $62,481,438
                                   ================     =================

Revenues                               ($4,026,600)           $2,281,696

Expenses                                 1,342,197             1,487,835
                                   ----------------     -----------------

Net (Loss) Income                      ($5,368,797)             $793,861
                                   ================     =================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership's revenues by reporting category for the respective periods were as follows:

                                For the three         For the three
                                 months ended          months ended
                                  March 31,             March 31,
                                    1998                  1997
                             --------------------  --------------------

Interest rate &
Stock indices                           $367,031               $48,276
Commodities                              115,174               570,423
Currencies                               246,123               669,654
Energy                                (1,198,664)             (385,867)
Metals                                    92,344                63,554
                             --------------------  --------------------
                                       $(377,992)             $966,040
                             ====================  ====================


     The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                          1998                                               1997
                       ------------------------------------------         -----------------------------------------
                          Commitment to          Commitment to               Commitment to          Commitment to
                        Purchase (Futures,       Sell (Futures,            Purchase (Futures,      Sell (Futures,
                       Options & Forwards)     Options & Forwards)        Options & Forwards)    Options & Forwards)
                       ------------------      ------------------         ------------------     ------------------
Interest rate &
Stock indices            $155,661,447               $8,837,276                $82,771,267            $65,284,299
Commodities                 2,326,561                6,169,802                    745,270              8,158,197
Currencies                 20,715,542               29,126,548                 17,541,232             36,204,865
Energy                      2,114,310                1,877,980                    772,649              4,558,618
Metals                      3,960,731                6,648,582                  1,466,026              8,489,672
                       ---------------         ----------------           ----------------       ----------------
                         $184,778,591              $52,660,188               $103,296,444           $122,695,651
                       ===============         ================           ================       ================

The contract/notional values of the Partnership's exchange-traded and non-exchange traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows

                                          1998                                             1997
                       ------------------------------------------         ---------------------------------------
                          Commitment to           Commitment to              Commitment to          Commitment to
                        Purchase (Futures,       Sell (Futures,            Purchase (Futures,      Sell (Futures,
                       Options & Forwards)     Options & Forwards)        Options & Forwards)    Options & Forwards)
                       ------------------      ------------------         ------------------     ------------------
Exchange
   traded                $168,665,388              $32,428,828                $89,274,821           $100,878,257
Non-Exchange
    traded                 16,113,203               20,231,360                 14,021,623             21,817,394
                       ---------------         ----------------           ----------------       ----------------
                         $184,778,591              $52,660,188               $103,296,444           $122,695,651
                       ===============         ================           ================       ================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:


                                            1998                                                1997
                        --------------------------------------------         -------------------------------------------
                           Commitment to             Commitment to             Commitment to            Commitment to
                        Purchase (Futures,           Sell (Futures,          Purchase (Futures,         Sell (Futures,
                        Options & Forwards)       Options & Forwards)        Options & Forwards)      Options & Forwards)
                        ------------------        ------------------         ------------------       ------------------
Interest rate &
Stock indices               $143,832,730               $20,518,314                $77,150,089              $37,849,496
Commodities                    2,460,604                 6,079,045                  3,925,015                3,897,478
Currencies                    16,390,231                26,530,233                 18,669,147               28,646,929
Energy                         1,706,287                 3,156,927                  3,139,779                2,312,458
Metals                         3,023,951                 7,664,681                  5,072,385                7,398,721
                        -----------------         -----------------          -----------------        -----------------
                            $167,413,803               $63,949,200               $107,956,415              $80,105,082
                        =================         =================          =================        =================


The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows


                                           1998                                             1997
                      --------------------------------------------      -------------------------------------------
                             Gross                    Net                     Gross                    Net
                          Unrealized               Unrealized               Unrealized              Unrealized
                            Profit                   Profit                   Profit              Profit (Loss)
                      --------------------     -------------------      -------------------     -------------------
Exchange
   traded                        $951,071                $498,381               $1,076,647                $709,701
Non-Exchange
    traded                        421,862                  86,401                  362,223                  (6,370)
                      --------------------     -------------------      -------------------     -------------------
                               $1,372,933                $584,782               $1,438,870                $703,331
                      ====================     ===================      ===================     ===================


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                      MONTH-END NET ASSET VALUE PER UNIT
                      ----------------------------------
                               Jan.     Feb.    Mar.
                      ----------------------------------
                       1997    $198.92  $199.62 $198.24
                      ----------------------------------
                       1998    $190.87  $188.05 $184.76
                      ----------------------------------

Performance Summary

January 1, 1997 to March 31, 1997

        In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January, February and March were all profitable months for the Fund's currency positions.

        Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Profits were incurred in January and March. Losses were incurred from positions in interest rates for February.

        In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. January and March saw losses in energy; however, February proved profitable.

         Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

January 1, 1998 to March 31, 1998

         The Fund's positions in the global interest rate markets were profitable during the quarter. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

         Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

         Trading results in stock index markets were mixed, but profitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but profitable. In particular, the Swiss franc weakened versus the U.S. dollar.

         Agricultural commodity markets provided profitable trading results overall. Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                          PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

     There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.         Changes in Securities and Use of Proceeds

                (a) None.
                (b) None.
                (c) None.
                (d) None.

Item 3.         Defaults Upon Senior Securities

                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                None.

Item 5.         Other Information

             Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

             The Fund will consolidate its trading accounts with those of certain other MLIP sponsored multi-advisor funds effective June 1, 1998.

Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                There are no exhibits required to be filed with this report.

                  (b)  Reports on Form 8-K
                       -------------------
                There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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




                                    THE SECTOR STRATEGY FUND(SM) L.P.




                                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)




Date: May 11, 1998                  By /s/ JOHN R. FRAWLEY JR
                                       ----------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director






Date:  May 11, 1998                 By /s/ SERGIO M. PAVONE
                                       --------------------
                                       Sergio M. Pavone
                                       Vice President and Controller
                                       (Chief Accounting Officer)