Form 10-Q
period 1998-06-30
SECTOR STRATEGY FUND L P
filed 1998-08-13
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998
                                -------------

                    OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-18702


                       THE SECTOR STRATEGY FUND/SM/ L.P.
                       ---------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)


            Delaware                                     13-3568563
---------------------------------           ------------------------------
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


                                 212-236-5662
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                       THE SECTOR STRATEGY FUND/SM/ L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                                            June 30,         December 31,
                                                                              1998               1997
                                                                        -----------------  -----------------
 ASSETS
 ------
 Accrued interest                                                        $         4,912    $        88,083
 Equity in commodity futures trading accounts:
     Cash and options premiums                                                   175,121         19,393,407
     Net unrealized profit on open contracts                                     (35,138)           703,331
 Investment                                                                   20,256,506          6,996,472
 Receivable from investment                                                      788,249            162,042
                                                                        -----------------  -----------------

                 TOTAL                                                   $    21,189,650    $    27,343,335
                                                                        =================  =================

 LIABILITIES AND PARTNERS' CAPITAL
 ---------------------------------
 LIABILITIES:

     Redemptions payable                                                 $       722,730    $       532,040
     Profit shares payable                                                     -                     83,463
     Brokerage commissions payable                                             -                    147,339
     Administrative fees payable                                               -                      4,210
                                                                        -----------------  -----------------

             Total liabilities                                                   722,730            767,052
                                                                        -----------------  -----------------

 PARTNERS' CAPITAL:

     General Partner (1177 and 2518 Units)                                       206,065            489,837
     Limited Partners (115724 and 134097 Units)                               20,260,855         26,086,446
                                                                        -----------------  -----------------

            Total partners' capital                                           20,466,920         26,576,283
                                                                        -----------------  -----------------

                TOTAL                                                    $    21,189,650    $    27,343,335
                                                                        =================  =================

NET ASSET VALUE PER UNIT

         (Based on 116901 and 136615 Units outstanding)                  $        175.08    $        194.53
                                                                        =================  =================

See notes to financial statements.

                       THE SECTOR STRATEGY FUND/SM/ L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                            For the three      For the three       For the six         For the six
                                             months ended       months ended       months ended        months ended
                                               June 30,           June 30,           June 30,            June 30,
                                                1998                1997               1998                1997
                                          ------------------  -----------------  -----------------   -----------------
REVENUES:
    Trading (loss) profits:
        Realized                           $       (226,016)   $    (1,159,271)   $      (485,459)    $       201,886
        Change in unrealized                       (619,879)          (298,601)          (738,428)           (693,718)
                                          ------------------  -----------------  -----------------   -----------------

            Total trading results                  (845,895)        (1,457,872)        (1,223,887)           (491,832)
                                          ------------------  -----------------  -----------------   -----------------

    Interest income                                 152,419            291,271            397,623             587,207
    Loss from investment                           (310,176)          (473,633)          (911,395)           (367,080)
                                          ------------------  -----------------  -----------------   -----------------

            Total revenues                       (1,003,652)        (1,640,234)        (1,737,659)           (271,705)
                                          ------------------  -----------------  -----------------   -----------------

EXPENSES:
    Profit shares                                      (991)           (83,370)           147,261              98,807
    Brokerage commissions                           247,506            492,798            662,248           1,036,054
    Administrative fees                               7,071             14,079             18,921              29,601
                                          ------------------  -----------------  -----------------   -----------------

            Total expenses                          253,586            423,507            828,430           1,164,462
                                          ------------------  -----------------  -----------------   -----------------

NET LOSS                                   $     (1,257,238)   $    (2,063,741)   $    (2,566,089)    $    (1,436,167)
                                          ==================  =================  =================   =================

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                 126,065            153,985            129,955             157,566
                                          ==================  =================  =================   =================

    Weighted average net loss
       per Limited Partner
      and General Partner Unit             $          (9.97)   $        (13.40)   $        (19.75)    $         (9.11)
                                          ==================  =================  =================   =================

See notes to financial statements.

                       THE SECTOR STRATEGY FUND/SM/ L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------

                                                         Units          Limited Partners   General Partner           Total
                                                    ----------------   -----------------   -----------------    -----------------
PARTNERS' CAPITAL,
  December 31, 1996                                         164,289     $    31,459,360     $       489,672      $    31,949,032

Net Loss                                                     -               (1,412,074)            (24,093)          (1,436,167)

Redemptions                                                 (13,364)         (2,606,806)            -                 (2,606,806)
                                                    ----------------   -----------------   -----------------    -----------------

PARTNERS' CAPITAL,
  June 30, 1997                                             150,925     $    27,440,480     $       465,579      $    27,906,059
                                                    ================   =================   =================    =================

PARTNERS' CAPITAL,
  December 31, 1997                                         136,615     $    26,086,446     $       489,837      $    26,576,283

Net Loss                                                    -                (2,516,838)            (49,251)          (2,566,089)

Redemptions                                                 (19,714)         (3,308,753)           (234,521)          (3,543,274)
                                                    ----------------   -----------------   -----------------    -----------------

PARTNERS' CAPITAL,
    June 30, 1998                                           116,901     $    20,260,855     $       206,065      $    20,466,920
                                                    ================   =================   =================    =================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/  L.P.
                       (A Delaware limited partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").


2. INVESTMENTS

   Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC ") which will open a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.

   As of June 30, 1998 the Partnership had an investment in MM LLC. of $20,256,056 and as of December 31, 1997, the Partnership had an investment in the ML JWH Financials and Metals Portfolio L.L.C. ("JWH LLC") of $6,996,472.

   During the second quarter of 1998, the Partnership withdrew its investment in JWH LLC.

  Total revenues and fees with respect to such investment is set forth as follows:

For the three months         Total             Brokerage         Administrative          Profit               Loss from
ended   June 30, 1998       Revenue           Commissions             Fees               Shares               Investment
                         ---------------    -----------------   ------------------   ---------------   --------------------
MM LLC                    $     224,173      $       154,412     $          4,411     $      45,920     $           19,430
JWH LLC                        (244,546)              82,697                2,363     $          -                (329,606)
                         --------------------------------------------------------------------------------------------------

TOTAL                     $     (20,373)     $       237,109     $          6,774     $      45,920     $         (310,176)
                         ===============    =================   ==================   ===============   ====================

For the three months         Total             Brokerage         Administrative          Profit               Loss from
ended   June 30, 1997       Revenue           Commissions             Fees               Shares               Investment
                         ---------------    -----------------   ------------------   ---------------   --------------------

JWH LLC                   $    (326,394)     $       143,149     $          4,090     $           -     $         (473,633)
                         ===============    =================   ==================   ===============   ====================

For the six months           Total             Brokerage         Administrative          Profit               Loss from
ended   June 30, 1998       Revenue           Commissions             Fees               Shares               Investment
                         ---------------    -----------------   ------------------   ---------------   --------------------

MM LLC                    $     224,173      $       154,412     $          4,412     $      45,920     $           19,429
JWH LLC                        (700,366)             224,056                6,402     $          -                (930,824)
                         --------------------------------------------------------------------------------------------------

TOTAL                     $    (476,193)     $       378,468     $         10,814     $      45,920     $         (911,395)
                         ===============    =================   ==================   ===============   ====================

For the six months           Total             Brokerage         Administrative          Profit               Loss from
ended   June 30, 1997       Revenue           Commissions             Fees               Shares               Investment
                         ---------------    -----------------   ------------------   ---------------   --------------------

JWH LLC                   $     (55,358)     $       301,658     $          8,618     $       1,446     $         (367,080)
                         ===============    =================   ==================   ===============   ====================

  Condensed statements of financial condition and statements of operations for JWH LLC and MM LLC are set forth as follows:



                       Statements of Financial Condition

                                               MM LLC                              JWH LLC
                                    -----------------------------       ------------------------------
                                              June 30,                          December 31,
                                                1998                                1997
                                    -----------------------------       ------------------------------
     Assets                          $               123,484,970         $                 62,481,438
                                    =============================       ==============================

     Liabilities                     $                 3,872,011         $                  1,122,533
     Members' Capital                                119,612,959                           61,358,905
                                    -----------------------------       ------------------------------

     Total                           $               123,484,970         $                 62,481,438
                                    =============================       ==============================


                           Statements of Operations

                                                                    MM LLC
                                            For the three months                 For the six months
                                            ended June 30, 1998                 ended June 30, 1998
                                    -----------------------------       ------------------------------
     Revenues                        $                 1,307,775           $                1,307,775

     Expenses                                          1,187,403                            1,187,403
                                    -----------------------------       ------------------------------

     Net Income                      $                   120,372           $                  120,372
                                    =============================       ==============================

                                                                     JWH LLC

                      For the three months      For the three months       For the six months          For the six months
                      ended June 30, 1998       ended June 30, 1997       ended June 30, 1998          ended June 30, 1997
                    -----------------------   ------------------------   -------------------------    -----------------------------

Revenues             $          (3,235,723)    $           (2,656,425)    $            (7,262,323)     $                  (374,729)

Expenses                           991,700                  1,242,115                   2,333,897                        2,729,950
                    -----------------------   ------------------------   -------------------------    -----------------------------

Net  Loss            $          (4,227,423)    $           (3,898,540)    $            (9,596,220)     $                (3,104,679)
                    =======================   ========================   =========================    =============================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

  As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments. The only derivative instruments held by the Partnership at June 30, 1998 were offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments were economically offsetting but were not, as a technical matter, offset in the forward market until the settlement date.

  The Partnership's revenues by reporting category for the respective periods were as follows:


                               For the three     For the three      For the six        For the six
                                months ended     months ended       months ended      months ended
                                 June 30,          June 30,          June 30,           June 30,
                                   1998              1997              1998               1997
                             -----------------  ----------------  ----------------    --------------
Interest rates and
Stock indices                 $      (320,068)   $     (760,230)   $       46,963      $   (711,954)
Commodities                           146,976           167,094           262,150           737,517
Currencies                           (180,229)         (485,967)           65,894           183,687
Energy                               (191,911)         (333,245)       (1,390,575)         (719,112)
Metals                               (300,663)          (45,524)         (208,319)           18,030
                             -----------------  ----------------  ----------------    --------------
                              $      (845,895)   $   (1,457,872)   $   (1,223,887)     $   (491,832)
                             =================  ================  ================    ==============

  The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                           1998                                               1997
                       ----------------------------------------         ------------------------------------------------
                           Commitment to         Commitment to              Commitment to                Commitment to
                         Purchase (Futures,      Sell (Futures,             Purchase (Futures,         Sell (Futures,
                         Options & Forwards)    Options & Forwards)        Options & Forwards)       Options & Forwards)
                       ----------------------  ----------------         ------------------------  ----------------------
Interest rates and
Stock indices           $           -           $            -           $      82,771,267         $         65,284,299
Commodities                         -                        -                     745,270                    8,158,197
Currencies                  2,016,100                2,016,100                  17,541,232                   36,204,865
Energy                              -                        -                     772,649                    4,558,618
Metals                      1,759,657                1,759,657                   1,466,026                    8,489,672
                       ---------------         ----------------         -------------------       ----------------------
                        $   3,775,757           $    3,775,757           $     103,296,444         $        122,695,651
                       ===============         ================         ===================       ======================

The contract/notional values of the Partnership's exchange-traded and non-exchange traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                          1998                                                1997
                      -------------------------------------------         --------------------------------------------
                         Commitment to            Commitment to              Commitment to            Commitment to
                         Purchase (Futures,     Sell (Futures,             Purchase (Futures,        Sell (Futures,
                      Options & Forwards)       Options & Forwards)       Options & Forwards)      Options & Forwards)
                      -------------------      ------------------         -------------------      -------------------
Exchange
   traded              $               -        $              -           $      89,274,821        $     100,878,257
Non-Exchange
    traded                     3,775,757               3,775,757                  14,021,623               21,817,394
                      -------------------      ------------------         -------------------      -------------------
                       $       3,775,757        $      3,775,757           $     103,296,444        $     122,695,651
                      ===================      ==================         ===================      ===================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                          1998                                                1997
                      -------------------------------------------         --------------------------------------------
                         Commitment to            Commitment to              Commitment to            Commitment to
                         Purchase (Futures,     Sell (Futures,             Purchase (Futures,        Sell (Futures,
                      Options & Forwards)       Options & Forwards)       Options & Forwards)      Options & Forwards)
                      -------------------      ------------------         -------------------      -------------------
Interest rates and
Stock indices         $      110,022,612       $      25,213,417            $     77,150,089        $      37,849,496
Commodities                    2,241,355               5,645,904                   3,925,015                3,897,478
Currencies                    17,783,591              22,120,810                  18,669,147               28,646,929
Energy                         1,806,250               2,157,156                   3,139,779                2,312,458
Metals                         3,474,251               5,355,620                   5,072,385                7,398,721
                      -------------------      ------------------         -------------------      -------------------
                      $      135,328,059       $      60,492,907            $    107,956,415        $      80,105,082
                      ===================      ==================         ===================      ===================

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                          1998                                              1997
                      --------------------------------------------      -------------------------------------------
                             Gross                    Net                     Gross                    Net
                          Unrealized               Unrealized               Unrealized              Unrealized
                            Profit                   (Loss)                   Profit              Profit (Loss)
                      --------------------     -------------------      -------------------     -------------------
Exchange
   traded              $                -       $               -        $       1,076,647       $         709,701
Non-Exchange
    traded                        164,503                 (35,138)                 362,223                  (6,370)
                      --------------------     -------------------      -------------------     -------------------
                       $          164,503       $         (35,138)       $       1,438,870       $         703,331
                      ====================     ===================      ===================     ===================

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The significant variations in both the statement of financial condition and the statement of operations line items is primarily due to the Partnership placing assets under the management of Advisors not through opening managed accounts with them but rather through investing in MM LLC.


                   MONTH-END NET ASSET VALUE PER UNIT
-------------------------------------------------------------------------
           Jan.       Feb.       Mar.       Apr.        May        Jun
-------------------------------------------------------------------------
1997       $198.92    $199.62    $198.24    $192.04    $184.00    $184.90
-------------------------------------------------------------------------
1998       $190.87    $188.05    $184.76    $174.28    $174.87    $175.08
-------------------------------------------------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

    In the currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January, February and March were all profitable months for the Fund's currency positions.

    Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Profits were incurred in January and March. Losses were incurred from positions in interest rates for February.

    In the energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. January and March saw losses in energy; however, February proved profitable.

    Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

April 1, 1997 to June 30, 1997

    In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was unprofitable for the quarter.

    Global interest rate trading provided varied results during the quarter. Losses were incurred in April and June. During April, U.S. bond prices moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

    Energy trading was unprofitable for the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could be delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.

    Agricultural commodity trading proved profitable for the quarter. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998


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

March 31, 1998 to June 30, 1998

    As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits and U.S. Treasury bonds. Early in the quarter, Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

    Metals and energy trading also resulted in losses. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

    Results in currency trading were unprofitable, despite strong gains realized from Japanese yen positions, which weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were also unprofitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

    Agricultural commodity trading produced profits. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

         (a)  None.
         (b)  None.
         (c)  None.
         (d)  None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (AMLIP@). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         There are no exhibits required to be filed with this report.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            THE SECTOR STRATEGY FUND/SM/ L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 11, 1998       By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 11, 1998      By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer