Form 10-Q
period 1999-03-31
SECTOR STRATEGY FUND L P
filed 1999-05-14
CIK 862525

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from___________to_____________

Commission File Number 0-18702

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                 ---------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

        Delaware                                         13-3568563
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey 08536
                         ----------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 609-282-6996
               ------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _____
                                              -----

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                   THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                             March 31,          December 31,
                                                                                1999                1998
                                                                          ----------------    ----------------
ASSETS
Investment                                                                  $   17,397,182      $   18,934,681
Receivable from investment                                                         564,005             528,786
                                                                          -----------------   -----------------

                TOTAL                                                       $   17,961,187      $   19,463,467
                                                                          =================   =================

LIABILITY AND PARTNERS' CAPITAL
-------------------------------

Liability-Redemptions payable                                               $      564,005      $      528,786

PARTNERS' CAPITAL:
  General Partner (1,177 and 1,177 Units)                                          221,500             222,668
  Limited Partners (91,266 and 98,908 Units)                                    17,175,682          18,712,013
                                                                          -----------------   -----------------

            Total partners' capital                                             17,397,182          18,934,681
                                                                          -----------------   -----------------

                TOTAL                                                       $   17,961,187      $   19,463,467
                                                                          =================   =================

NET ASSET VALUE PER UNIT

         (Based on 92,443 and 100,085 Units outstanding)                      $     188.19      $       189.19
                                                                          =================   =================

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                             For the three      For the three
                                              months ended       months ended
                                                March 31,          March 31,
                                                  1999               1998
                                           -----------------  -----------------
REVENUES:
    Trading profits (loss):
        Realized                             $            -     $     (259,443)
        Change in unrealized                              -           (118,549)
                                           -----------------  -----------------

            Total trading results                         -           (377,992)
                                           -----------------  -----------------

    Interest income                                       -            245,204
    Loss from investments                          (101,648)          (601,217)
                                           -----------------  -----------------

            Total revenues                         (101,648)          (734,005)
                                           -----------------  -----------------

EXPENSES:
    Profit Shares                                         -            148,252
    Brokerage commissions                                 -            414,742
    Administrative fees                                   -             11,850
                                           -----------------  -----------------

            Total expenses                                -            574,844
                                           -----------------  -----------------

NET LOSS                                     $     (101,648)    $   (1,308,849)
                                           =================  =================

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                  97,607            133,840
                                           =================  =================

    Weighted average net loss
       per Limited Partner
      and General Partner Unit               $        (1.04)    $        (9.78)
                                           =================  =================

See notes to financial statements.

                   THE S.E.C.T.O.R. STRATEGY FUND(SM)  L.P.
                 ---------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
              For the three months ended March 31, 1999 and 1998
              --------------------------------------------------


                                                         Units           Limited Partners   General Partner          Total
                                                     ---------------   ------------------   -----------------   -----------------
PARTNERS' CAPITAL,
  December 31, 1997                                         136,615     $     26,086,446      $      489,837     $    26,576,283

Net loss                                                          -           (1,284,248)            (24,601)         (1,308,849)

Redemptions                                                  (7,101)          (1,337,870)                  -          (1,337,870)
                                                     ---------------   ------------------   -----------------   -----------------

PARTNERS' CAPITAL,
  March 31, 1998                                            129,514     $     23,464,328      $      465,236     $    23,929,564
                                                     ===============   ==================   =================   =================

PARTNERS' CAPITAL,
  December 31, 1998                                         100,085     $     18,712,013      $      222,668     $    18,934,681

Net loss                                                          -             (100,480)             (1,168)           (101,648)

Redemptions                                                  (7,642)          (1,435,851)                  -          (1,435,851)
                                                     ---------------   ------------------   -----------------   -----------------

PARTNERS' CAPITAL,
    March 31, 1999                                           92,443     $     17,175,682      $      221,500     $    17,397,182
                                                     ===============   ==================   =================   =================

See notes to financial statements.

                   THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                       (A Delaware limited partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The S.E.C.T.O.R. Strategy Fund(SM) L.P. (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").

2.  INVESTMENTS

    As of March 31, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $17,397,182 and $18,934,681, respectively.

    Total revenues and fees with respect to the Fund's investment is set forth as follows:

 For the three months            Total        Brokerage       Administrative       Profit        Loss from
 ended March 31, 1999           Revenue      Commissions           Fees            Shares        Investment
                             -------------- ---------------  -----------------  ------------- -----------------
 MM LLC                       $    346,548   $     405,213    $        11,578     $   31,405    $     (101,648)
                             ============== ===============  =================  ============= =================

 For the three months          Total        Brokerage       Administrative       Profit         Loss from
 ended March 31, 1998         Revenue      Commissions           Fees            Shares         Investment
                             -------------- ---------------  -----------------  ------------- -----------------

 JWH LLC                      $   (455,819)  $     141,359    $         4,039     $        -    $     (601,217)
                             ============== ===============  =================  ============= =================

         During the second quarter of 1998, the Partnership withdrew its investment in JWH LLC.

   Condensed statements of financial condition and statements of operations for MM LLC and JWH LLC are set forth as follows:


                                MM LLC                        MM LLC                JWH LLC
                         ----------------------       -------------------    -----------------------
                               March 31,                 December 31,
                                 1999                        1998
                         ----------------------       -------------------

Assets                    $        117,405,277         $     125,332,558
                         ======================       ===================

Liabilities               $          3,559,790         $       4,949,082
Members' Capital                   113,845,487               120,383,476
                         ----------------------       -------------------

Total                     $        117,405,277         $     125,332,558
                         ======================       ===================

                          For the three months                                For the three months
                          ended March 31, 1999                                ended March 31, 1998
                         ----------------------                              -----------------------
Revenues                    $        2,230,887                                 $         (4,026,600)

Expenses                             2,805,784                                            1,342,197
                         ----------------------                              -----------------------

Net Income                  $       $ (574,897)                                $         (5,368,797)
                         ======================                              =======================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

     SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

     As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments.

     Market Risk
     -----------

     Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs and MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the

     Partnership, the Trading LLCs and currently MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, adjusting the percentage of the Partnership's, the Trading LLC's or MM LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts and Trading LLC accounts or currently MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     One important aspect of the General Partner's risk controls is its adjustments to the leverage at which the Partnership trades. By controlling the percentage of the Partnership's assets allocated to trading, the General Partner can directly affect the market exposure of the Partnership. Leverage control is the principal means by which the General Partner hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit will equal no less than a specified minimum as of the Principal Assurance Date.

     Credit Risk
     -----------

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

     The credit risk associated with these instruments from counterparty nonperformance is the Partnership's net unrealized profit included on the Statements of Financial Condition, or, with respect to the Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit included in the respective Statements of Financial Condition of the Trading LLCs and MM LLC.

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

                      MONTH-END NET ASSET VALUE PER UNIT
                   ----------------------------------------
                                Jan.       Feb.       Mar.
                   ----------------------------------------
                   1998       $190.87    $188.05    $184.76
                   ----------------------------------------
                   1999       $186.80    $189.04    $188.19
                   ----------------------------------------

Performance Summary

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

January 1, 1999 to March 31, 1999

     The Fund profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

     Agricultural trading was also profitable overall, as gains in live hogs and live cattle offset losses in corn positions. Hog prices plummeted due to a glut of hogs in the market. At the beginning of the quarter, the corn market continued to struggle despite a stretch of solid export business. The market's negative sentiment was deepened by ongoing favorable weather in South America which continued through February, even though there was a sharp reduction in Argentina's planted area. Lack of enthusiasm for new crop and less than spectacular demand continued to depress the corn market throughout the quarter.

     Interest rate trading proved profitable for the Fund as well, as losses in Japanese 10-year government bonds were offset by gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

     Losses in aluminum overshadowed slight gains in copper during the first quarter. In January, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a 5-year low and copper fell to nearly an 11-year low. Major surpluses in both metals were expected, keeping prices down, and there was no supply side response to weak demand and lower prices. However, the end of March showed copper and aluminum leading a surge in base metals as prices recovered from multi-year lows.

     The Fund also suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

     Stock index trading was also unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.


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

         There were no reports on Form 8-K filed during the first three months of fiscal 1999.

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



                            THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: May 19, 1999          By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director

Date:  May 11, 1999         By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer