Form 10-Q
period 1999-06-30
SECTOR STRATEGY FUND L P
filed 1999-08-12
CIK 862525

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                -------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number 0-18702

                     THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                     ---------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                                    13-3568563
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                     -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ___   ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                     ---------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                  June 30,           December 31,
                                                    1999                1998
                                              -----------------   -----------------
ASSETS
------
Investment                                        $ 16,451,410        $ 18,934,681
Receivable from investment                             119,360             528,786
                                              -----------------   -----------------

          TOTAL                                   $ 16,570,770        $ 19,463,467
                                              =================   =================

LIABILITY AND PARTNERS' CAPITAL

  Liability-Redemptions payable                      $ 119,360           $ 528,786

PARTNERS' CAPITAL:
 General Partner (1,177 and 1,177 Units)              222,988             222,668
 Limited Partners (85,657 and 98,908 Units)        16,228,422          18,712,013
                                              -----------------   -----------------

       Total partners' capital                     16,451,410          18,934,681
                                              -----------------   -----------------

          TOTAL                                  $ 16,570,770        $ 19,463,467
                                              =================   =================

NET ASSET VALUE PER UNIT

 (Based on 86,834 and 100,085 Units
  outstanding)                                       $ 189.46            $ 189.19
                                              =================   =================


See notes to financial statements.

                      THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                      ---------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                             For the three       For the three       For the six          For the six
                                              months ended        months ended       months ended         months ended
                                                June 30,           June 30,            June 30,            June 30,
                                                  1999               1998                1999                1998
                                            -----------------  ------------------  -----------------   ------------------

REVENUES:
    Trading (loss) profits:
        Realized                                    $     -        $    (226,016)       $        -        $     (485,459)
        Change in unrealized                              -             (619,879)                -              (738,428)
                                            -----------------  ------------------  -----------------   ------------------

            Total trading results                         -             (845,895)                -            (1,223,887)
                                            -----------------  ------------------  -----------------   ------------------

    Interest income                                       -              152,419                 -               397,623
    Income from investment                           117,223            (310,176)            15,575             (911,395)
                                            -----------------  ------------------  -----------------   ------------------

            Total revenues                           117,223          (1,003,652)            15,575           (1,737,659)
                                            -----------------  ------------------  -----------------   ------------------

EXPENSES:
    Profit shares                                         -                 (991)                -              147,261
    Brokerage commissions                                 -              247,506                 -              662,248
    Administrative fees                                   -                7,071                 -               18,921
                                            -----------------  ------------------  -----------------   ------------------

            Total expenses                                -              253,586                 -              828,430
                                            -----------------  ------------------  -----------------   ------------------

NET INCOME (LOSS)                                  $ 117,223        $ (1,257,238)       $    15,575         $ (2,566,089)
                                            =================  ==================  =================   ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                   89,933             126,065             93,770              129,955
                                            =================  ==================  =================   ==================

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                       $ 1.30             $ (9.97)            $ 0.17             $ (19.75)
                                            =================  ==================  =================   ==================


See notes to financial statements.

                     THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                     --------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                Units          Limited Partners    General Partner           Total
                           ----------------   -----------------   -----------------   ------------------
PARTNERS' CAPITAL,
  December 31, 1997                136,615         $26,086,446            $489,837          $26,576,283

Net Loss                                 -          (2,516,838)            (49,251)          (2,566,089)

Redemptions                        (19,714)         (3,308,753)           (234,521)          (3,543,274)
                           ----------------   -----------------   -----------------   ------------------

PARTNERS' CAPITAL,
  June 30, 1998                    116,901         $20,260,855            $206,065          $20,466,920
                           ================   =================   =================   ==================

PARTNERS' CAPITAL,
  December 31, 1998                100,085         $18,712,013            $222,668          $18,934,681

Net Income                               -              15,255                 320               15,575

Redemptions                        (13,251)         (2,498,846)                  -           (2,498,846)
                           ----------------   -----------------   -----------------   ------------------

PARTNERS' CAPITAL,
    June 30, 1999                   86,834         $16,228,422            $222,988          $16,451,410
                           ================   =================   =================   ==================


See notes to financial statements.

                      THE S.E.C.T.O.R. STRATEGY FUNDSM L.P.
                        (A Delaware limited partnership)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The S.E.C.T.O.R. Strategy FundSM L.P. (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

     As of June 30, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $16,451,410 and $18,934,681, respectively.

     Total revenues and fees with respect to the Fund's investment is set forth as follows:

For the three months              Total             Brokerage          Administrative         Profit              Loss from
ended June 30, 1999              Revenue           Commissions              Fees              Shares              Investment
                             ----------------    -----------------    -----------------    --------------    -------------------

MM LLC                             $ 534,904            $ 376,845             $ 10,767          $ 30,069              $ 117,223
                             ================    =================    =================    ==============    ===================

For the three months              Total             Brokerage          Administrative         Profit              Loss from
ended   June 30, 1998            Revenue           Commissions              Fees              Shares              Investment
                             ----------------    -----------------    -----------------    --------------    -------------------

MM LLC                             $ 224,173            $ 154,412              $ 4,411          $ 45,920               $ 19,430
JWH LLC                             (244,546)              82,697                2,363                 -               (329,606)
                             ----------------    -----------------    -----------------    --------------    -------------------

TOTAL                              $ (20,373)           $ 237,109              $ 6,774          $ 45,920             $ (310,176)
                             ================    =================    =================    ==============    ===================

For the six months                Total             Brokerage          Administrative         Profit              Loss from
ended   June 30, 1999            Revenue           Commissions              Fees              Shares              Investment
                             ----------------    -----------------    -----------------    --------------    -------------------

MM LLC                             $ 881,451            $ 782,058             $ 22,344          $ 61,474               $ 15,575
                             ================    =================    =================    ==============    ===================

For the six months                Total             Brokerage          Administrative         Profit              Loss from
ended   June 30, 1998            Revenue           Commissions              Fees              Shares              Investment
                             ----------------    -----------------    -----------------    --------------    -------------------

MM LLC                             $ 224,173            $ 154,412              $ 4,412          $ 45,920               $ 19,429
JWH LLC                             (700,366)             224,056                6,402                 -               (930,824)
                             ----------------    -----------------    -----------------    --------------    -------------------

TOTAL                             $ (476,193)           $ 378,468             $ 10,814          $ 45,920             $ (911,395)
                             ================    =================    =================    ==============    ===================

      During the second quarter of 1998, the Partnership withdrew its investment in JWH LLC.

     Condensed statements of financial condition and statements of operations for MM LLC and JWH LLC are set forth as follows:

                        Statements of Financial Condition


                                    MM LLC                       MM LLC
                            -----------------------       ---------------------
                                   June 30,                   December 31,
                                     1999                         1998
                            -----------------------       ---------------------

     Assets                          $ 111,887,450               $ 125,332,558
                            =======================       =====================

     Liabilities                       $ 2,489,338                 $ 4,949,082
     Members' Capital                  109,398,112                 120,383,476
                            -----------------------       ---------------------

     Total                           $ 111,887,450               $ 125,332,558
                            =======================       =====================

                           Statements of Operations

                                                                           MM LLC

                              For the three months     For the three months    For the six months      For the six months
                              ended June 30, 1999      ended June 30, 1998     ended June 30, 1999     ended June 30, 1998
                            -----------------------   ---------------------   ----------------------  --------------------
     Revenues                          $ 3,525,206             $ 1,307,775              $ 5,756,093           $ 1,307,775

     Expenses                            2,686,982               1,187,403                5,492,766             1,187,403
                            -----------------------   ---------------------   ----------------------  --------------------

     Net Income                          $ 838,224               $ 120,372                $ 263,327             $ 120,372
                            =======================   =====================   ======================  ====================

                                                 JWH LLC

                              For the three months         For the six months
                              ended June 30, 1998          ended June 30, 1998
                            -----------------------       ---------------------
     Revenues                         $ (3,235,723)               $ (7,262,323)

     Expenses                              991,700                   2,333,897
                            -----------------------       ---------------------

     Net Loss                         $ (4,227,423)               $ (9,596,220)
                            =======================       =====================


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective Janaury 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Statements of Financial Condition or, with respect to the Partnership's assets invested in Trading LLCs and in MM LLC, the net unrealized profit included in the respective Statements of Financial Condition of the Trading LLCs and MM LLC.

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------
          Jan.     Feb.     Mar.      Apr.      May       Jun.
-----------------------------------------------------------------
1998    $190.87  $188.05  $184.76   $174.28   $174.87   $175.08
-----------------------------------------------------------------
1999    $186.80  $189.04  $188.19   $190.25   $188.76   $189.46
-----------------------------------------------------------------

Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

Agricultural commodity trading produced profits. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in the Euro dollar, U.S. 10-year note and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock Indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Fund. Gains from live cattle and live hog positions offset losses from corn positions. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances. Corn clearly fell into this category. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

The energy sector was profitable as positions in crude oil offset losses from short positions in natural gas and gas oil trading. The focus of attention, in the natural gas markets since the end of winter, was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Currency trading resulted in losses for the Fund. Gains in Euro Futures trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.


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

          There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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




                                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.




                                    By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                  (General Partner)




Date: August 10, 1999                  By /s/ JOHN R. FRAWLEY, JR.
                                       ------------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director






Date:  August 10, 1999                 By /s/ MICHAEL L. PUNGELLO
                                       -----------------------
                                       Michael L. Pungello
                                       Vice President, Chief Financial Officer
                                       and Treasurer