Form 10-Q
period 2000-09-30
SECTOR STRATEGY FUND L P
filed 2000-11-13
CIK 862525

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-18702


                      THE S.E.C.T.O.R. STRATEGY FUND -SM- L.P.
                  -------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                     13-3568563
---------------------------                 ----------------------------------
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

                      THE S.E.C.T.O.R. STRATEGY FUND -SM-
                                      L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                                  September 30,       December 31,
                                                                      2000                1999
                                                                   (unaudited)
                                                                ------------------  -----------------
ASSETS
-----------
Investments                                                       $10,153,895         $13,952,487
Receivable from investments                                           217,496             246,627
                                                                  -----------         -----------

                TOTAL                                             $10,371,391         $14,199,114
                                                                  ===========         ===========

LIABILITY AND PARTNERS' CAPITAL
---------------------------------

Liability-Redemptions payable                                     $   217,496         $   246,627

PARTNERS' CAPITAL:
   General Partner (797 and 1,077 Units)                              140,359             201,377
   Limited Partners (56,858 and 73,542 Units)                      10,013,536          13,751,110
                                                                  -----------         -----------

            Total partners' capital                                10,153,895          13,952,487
                                                                  -----------         -----------

                TOTAL                                             $10,371,391         $14,199,114
                                                                  ===========         ===========

NET ASSET VALUE PER UNIT

    (Based on 57,655 and 74,619 Units outstanding)                $    176.11         $    186.98
                                                                  ===========         ===========

See notes to financial statements.

                      THE S.E.C.T.O.R. STRATEGY FUND -SM-
                                      L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the three      For the three        For the nine       For the nine
                                             months ended       months ended        months ended       months ended
                                            September 30,      September 30,       September 30,      September 30,
                                                 2000               1999                2000               1999
                                           -----------------  -----------------   -----------------  -----------------
    Loss from investments                  $   (449,619)      $   (300,470)       $   (683,608)      $   (284,894)
                                           -------------      -------------       -------------      -------------

NET LOSS                                   $   (449,619)      $   (300,470)       $   (683,608)      $   (284,894)
                                           =============      =============       =============      =============

NET LOSS PER UNIT:
    Weighted average number of units
     outstanding                                  60,628             84,656              66,150             90,731
                                           =============      =============       =============      =============

    Weighted average net loss
     per General Partner
     and Limited Partner Unit              $      (7.42)      $      (3.55)       $     (10.33)      $      (3.14)
                                           =============      =============       =============      =============


See notes to financial statements.

                   THE S.E.C.T.O.R. STRATEGY FUND -SM- L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                         Units          General Partner     Limited Partners         Total
                                                     ---------------   ------------------   -----------------   -----------------
PARTNERS' CAPITAL,
  December 31, 1998                                         100,085            $ 222,668        $ 18,712,013        $ 18,934,681

Net loss                                                          -               (3,974)           (280,920)           (284,894)

Redemptions                                                 (20,364)                   0          (3,836,907)         (3,836,907)
                                                     ---------------   ------------------   -----------------   -----------------
PARTNERS' CAPITAL,
  September 30, 1999                                         79,721            $ 218,694        $ 14,594,186        $ 14,812,880
                                                     ===============   ==================   =================   =================

PARTNERS' CAPITAL,
  December 31, 1999                                          74,619            $ 201,377        $ 13,751,110        $ 13,952,487

Net loss                                                          -               (8,879)           (674,729)           (683,608)

Redemptions                                                 (16,964)             (52,139)         (3,062,845)         (3,114,984)
                                                     ---------------   ------------------   -----------------   -----------------

PARTNERS' CAPITAL,
  September 30, 2000                                         57,655            $ 140,359        $ 10,013,536        $ 10,153,895
                                                     ===============   ==================   =================   =================


See notes to financial statements.

                   THE S.E.C.T.O.R. STRATEGY FUND -SM- L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The S.E.C.T.O.R. Strategy Fund L.P. (the "Partnership") as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and September 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.   INVESTMENTS

As of September 30, 2000 and December 31, 1999, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $10,153,895 and $13,952,487, respectively.

Total revenues and fees with respect to the Partnership's investment are set forth as follows:

For the three months            Total              Brokerage          Administrative          Profit               Loss from
ended September 30,            Revenue            Commissions              Fees               Shares               Investments
2000                      -------------------  -------------------  -------------------  -------------------  -------------------

MM LLC                    $         (233,733)  $           219,532  $             6,272  $           (9,918)  $         (449,619)
                          -------------------  -------------------  -------------------  -------------------  -------------------

For the three months            Total              Brokerage          Administrative          Profit               Loss from
ended September 30,            Revenue            Commissions              Fees               Shares               Investments
1999                      -------------------  -------------------  -------------------  -------------------  -------------------

MM LLC                    $            57,047  $           352,016  $            10,058  $           (4,557)  $         (300,470)
                          -------------------  -------------------  -------------------  -------------------  -------------------
For the nine months             Total              Brokerage          Administrative          Profit               Loss from
ended September 30,            Revenue            Commissions              Fees               Shares               Investments
2000                      -------------------  -------------------  -------------------  -------------------  -------------------
MM LLC                    $           107,098  $           764,085  $            21,831  $             4,790  $         (683,608)
                          -------------------  -------------------  -------------------  -------------------  -------------------

For the nine months             Total              Brokerage          Administrative          Profit               Loss from
ended September 30,            Revenue            Commissions              Fees               Shares               Investments
1999                      -------------------  -------------------  -------------------  -------------------  -------------------

MM LLC                    $           938,500  $         1,134,074  $            32,402  $            56,918  $         (284,894)
                          -------------------  -------------------  -------------------  -------------------  -------------------


Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                       MM LLC                        MM LLC
                              -------------------------     -------------------------

                                    September 30,                 December 31,
                                        2000                          1999
                                     (unaudited)
                              -------------------------     -------------------------
          Assets               $            242,877,843      $            100,901,677
                              =========================     =========================

          Liabilities          $              1,459,756      $              2,906,392
          Members' Capital                  241,418,087                    97,995,285
                              -------------------------     -------------------------

          Total                $            242,877,843      $            100,901,677
                              =========================     =========================

               For the three months            For the three months           For the nine months           For the nine months
              ended September 30, 2000        ended September 30, 1999      ended September 30, 2000      ended September 30, 1999
                    (unaudited)                     (unaudited)                   (unaudited)                   (unaudited)
             --------------------------     ---------------------------    -------------------------     -------------------------
  Revenues   $              (4,176,959)     $                  356,464     $            (1,725,034)      $              6,112,547

  Expenses                   2,411,044                       2,331,302                   6,397,178                      7,824,068
             --------------------------     ---------------------------    ------------------------      --------------------------

  Net Loss   $              (6,588,003)     $               (1,974,838)    $            (8,122,212)      $              (1,711,521)
             ==========================     ===========================    ========================      ==========================

Effective September 1, 2000, two additional MLIP-sponsored Funds with assets of approximately $183 million invested in MM LLC.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. Accordingly, the Partnership invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. As such, MLIP does not believe that the adoption of the provisions of Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 137, had a significant effect on the financial statements of the Partnership nor does MLIP believe that the application of the provisions of SFAS No. 138 will have an effect on the financial statements. Consequently, no such positions subsequent to May 31, 1998 are reflected in these financial statements.

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

The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                          MONTH-END NET ASSET VALUE PER UNIT



             Jan.         Feb.        Mar.         Apr.         May.        Jun.         Jul.         Aug.        Sept.
------------------------- ------------------------------------- ------------------------------------- -------------------------
1999         $186.80      $189.04     $188.19      $190.25      $188.76     $189.46      $189.84      $188.56     $185.81
------------------------- ------------------------------------- ------------------------------------- -------------------------
2000         $187.63      $186.21     $182.97      $183.20      $185.91     $183.63      $181.00      $181.59     $176.11
------------------------- ------------------------------------- ------------------------------------- -------------------------

Performance Summary

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

The energy sector was profitable as positions in crude oil offset losses from short positions in natural gas and gas oil trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in U.S. natural gas production.

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

July 1, 1999 to September 30, 1999

The Partnership profited in the energy sector with long positions in light crude oil resulting in strong gains. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs. Short positions in natural gas trading were unprofitable as high levels of energy consumption and weather scares throughout the country early in the quarter added to the bullish tone for the market. However, these losses were not substantial enough to effect the profitability of the sector overall for the quarter.

Trading in the metals markets was also profitable as positions in nickel, gold and aluminum all resulted in gains. Collectively, the base metals sector was a strong performer this quarter. A major statement from the President of the European Central Bank was beneficial for long gold positions as it sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. The Partnership's long positions in aluminum trading were also profitable. Despite a 5-year low in early March, aluminum prices have gained nearly 25 percent this year. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this.

Interest rate trading was unprofitable for the third quarter as losses were sustained in Eurodollar, Japanese 10 year government bonds and Eurobund futures trading. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the U.S. Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Partnership suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking the post-October 1998 highs, the Partnership suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P, FTSE-Financial Times Stock Index, and the DAX German Stock Index resulting in losses for the sector overall.

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

The Partnership also was unprofitable in the agricultural markets as losses were sustained in the hog, coffee and soymeal markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, short positions in soymeal proved unprofitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.

January 1, 2000 to September 30, 2000
-------------------------------------
January 1, 2000 to March 31, 2000

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

Stock Index trading was profitable for the quarter. During the month of January, the Hang Seng Index found market conditions to be difficult. Stock index trading returned in February and March with gains in positions in CAC 40 Euro futures, DAX German Stock Index and long S&P 500 positions as investors focused more on value stocks near the end of the quarter.

Metals trading alternated from profitable to unprofitable during the quarter. In January gains in aluminum positions outweighed losses in zinc and copper; however, losses in aluminum and gold positions outweighed gains in nickel positions during February. In March, metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

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

In metals trading, short aluminum positions were profitable early in the quarter as a refinery indicated that it will return to operation this year, adding supply to the market. During the middle of the quarter, copper trading resulted in losses for the sector. A Freeport, Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. As has been the ongoing pattern, gold showed virtually no response to activities in the financial and equity markets, including the surge in energy prices.

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

July 1, 2000 to September 30, 2000

Metals trading was moderately profitable. Long copper positions profited from reports that China increased production during the first half of the year due to increased demand. The metals sector sustained losses in mid quarter as nickel prices declined from slowing demand for stainless steel in Europe and Asia. In September, higher copper prices resulting from strong demand in Asia, particularly China, produced gains for long copper positions.

Currency trading posted gains early in the quarter on short Japanese yen and British pound positions. The yen finished July weaker against the dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Trading was flat in August as gains from British pound and Swiss franc positions countered losses from Japanese yen positions. The British pound has been in a clear downtrend since the beginning of the year. Short positions were profitable as uncertainty surrounded the September 7 Bank of England meeting. Investors feared the BOE had finished raising interest rates, resulting in concern for the currency. Losses were realized from the euro in September despite European economic conditions remaining positive. Moderation in U.S. activity suggests no surprises on the upside in the coming quarters, indicating potential strength in the euro.

Trading in the energy sector was unprofitable during the quarter. Early on, losses were sustained on long crude oil and natural gas positions. Higher retail prices resulted in less demand for gasoline, pushing prices lower. In August, long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking oil production capacity, limited prospects for material non-OPEC supply growth and OPEC's key countries' desire for a higher average oil price. Crude oil faced whipsaw market conditions in September. It reached new highs mid month on comments from Venezuela's oil minister that OPEC would not likely change its production target before their November meeting. However, President Clinton's September 22 authorization of a 30 million barrel release of oil from the Strategic Petroleum Reserve sent prices lower at month end.

Agricultural commodity trading resulted in losses for the quarter. Short wheat trading was beneficial during July as drought warnings issued by the U.S. National Weather Service in the early spring proved inaccurate. Sufficient rains resulted in favorable growing conditions leading to dramatic price declines for wheat. However, trading on sugar and live cattle positions was unprofitable in September, erasing previous gains. Brazil, the world's largest sugar producer, reduced output and the Asian post crisis recovery period has improved demand, resulting in a supply/demand imbalance. Sugar prices rose late in August as a result of a large quantity of Asian buying.

Interest rate trading incurred losses throughout the quarter.   Trading in
Euro-Bund futures and Japanese 10 year bond positions was unprofitable.

Stock index trading was not profitable during the quarter. CAC 40 Euro futures and FTSE Financial Times Stock Index trading sustained losses early in the quarter. This trend continued in August as losses were realized from Nikkei 225 and DAX German Stock Index trading. September was also unprofitable on S&P 500 positions as it finished the month lower as buyers retreated due to fears of an economic slowdown in the U.S.

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

               (a)      None.
               (b)      None.
               (c)      None.
               (d)      None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               As part of a restructuring of Merrill Lynch's investment management operations, Merrill Lynch Investment Partners Inc. ("MLIP") and other Merrill Lynch advisory entities are being consolidated under Merrill Lynch Investment Managers, L.P. ("MLIM"), the principal Merrill Lynch investment management affiliate. MLIP is now part of MLIM's Alternative Investments group, headed by Ron Rosenberg, Managing Director and former head of Merrill Lynch's Global Hedge Fund Sales and International Fixed Income Group. Fabio Savoldelli, Managing Director and head of MLIM- Alternative Strategies, has assumed management responsibilities for MLIP's business, reporting to Mr. Rosenberg. In connection with this consolidation, John R. Frawley, Jr., the President of MLIP, and certain other MLIP staff members have left Merrill Lynch, effective October 20, 2000.

Item 6.        Exhibits and Reports on Form 8-K.

                 (a)  Exhibits

               There are no exhibits required to be filed with this report.

                 (b)  REPORTS ON FORM 8-K

               There were no reports on Form 8-K filed during the first nine months of fiscal 2000.

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




                                 THE S.E.C.T.O.R. STRATEGY FUND-SM- L.P.




                                 By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                               (General Partner)




Date:  November 14, 2000         By /s/ Michael L. Pungello
                                 --------------------------
                                 Michael L. Pungello
                                 Duly Authorized Signatory
                                 Vice President, Chief Financial
                                 Officer and Treasurer