Form 10-Q
period 2002-09-30
SECTOR STRATEGY FUND L P
filed 2002-11-14
CIK 862525

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002
                                ------------------

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

                                  609-282-6996
                   -------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2002             2001
                                                      (unaudited)
                                                     -------------    ------------
ASSETS
Investment in MM LLC                                 $8,817,943       $9,528,485
Receivable from investment in MM LLC                    251,367          102,231
                                                     -------------    ------------

                TOTAL                                $9,069,310       $9,630,716
                                                     =============    ============

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                  $  251,367       $  102,231
                                                     -------------    ------------

            Total liabilities                           251,367          102,231
                                                     -------------    ------------

PARTNERS' CAPITAL:
   General Partner (517 and 517 Units)                  107,316          103,027
   Limited Partners (41,964 and 47,298 Units)         8,710,627        9,425,458
                                                     -------------    ------------

            Total partners' capital                   8,817,943        9,528,485
                                                     -------------    ------------

                TOTAL                                $9,069,310       $9,630,716
                                                     =============    ============

NET ASSET VALUE PER UNIT

    (Based on 42,481 and 47,815 Units outstanding)   $   207.57       $   199.28
                                                     =============    ============

See notes to financial statements.

                    THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  FOR THE THREE   FOR THE THREE  FOR THE NINE   FOR THE NINE
                                                  MONTHS ENDED    MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                      2002            2001           2002           2001
                                                  -------------   -------------  -------------  -------------
REVENUES:
    Income from investment in MM LLC              $     481,619   $     116,450  $     341,257  $     212,436
                                                  -------------   -------------  -------------  -------------

NET INCOME                                        $     481,619   $     116,450  $     341,257  $     212,436
                                                  =============   =============  =============  =============

NET INCOME PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding            44,208          49,653         45,842         51,231
                                                  =============   =============  =============  =============

    Net income per weighted average
       General Partner and Limited Partner Unit   $       10.89   $        2.35  $        7.44  $        4.15
                                                  =============   =============  =============  =============

See notes to financial statements.

                     THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                                               UNITS       GENERAL PARTNER    LIMITED PARTNERS        TOTAL
                                                           ------------    ---------------    ----------------    ------------
PARTNERS' CAPITAL,
  December 31, 2000                                              53,271    $     113,763      $ 10,408,033        $ 10,521,796

Net income                                                            -            2,375           210,061             212,436

Redemptions                                                      (4,020)               -          (803,869)           (803,869)
                                                           ------------    ---------------    ----------------    ------------

PARTNERS' CAPITAL,
  September 30, 2001                                             49,251    $     116,138      $  9,814,225        $  9,930,363
                                                           ============    ===============    ================    ============

PARTNERS' CAPITAL,
  December 31, 2001                                              47,815    $     103,027      $  9,425,458        $  9,528,485

Net income                                                            -            4,289           336,968             341,257

Redemptions                                                      (5,334)               -        (1,051,799)         (1,051,799)
                                                           ------------    ---------------    ----------------    ------------

PARTNERS' CAPITAL,
  September 30, 2002                                             42,481     $    107,316      $  8,710,627        $  8,817,943
                                                           ============    ===============    ================    ============

See notes to financial statements.

                      THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The S.E.C.T.O.R. Strategy Fund(SM) L.P. (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

As of September 30, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $8,817,943 and $9,528,485, respectively. As of September 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 4.90% and 4.73%, respectively.

Total revenues and fees with respect to the Partnership's investment is set forth as follows:

                                       FOR THE THREE        FOR THE THREE        FOR THE NINE           FOR THE NINE
                                       MONTHS ENDED         MONTHS ENDED         MONTHS ENDED           MONTHS ENDED
                                     SEPTEMBER 30, 2002   SEPTEMBER 30, 2001   SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                        (unaudited)          (unaudited)          (unaudited)           (unaudited)
                                     ------------------   ------------------   ------------------    ------------------
Realized profit                      $     879,031        $     208,385        $     927,394         $   1,303,627
Change in unrealized profit (loss)        (102,439)             137,316              104,224              (482,180)
Interest income                             47,583               82,131              144,494               300,538

Brokerage commissions                      188,390              220,496              583,052               661,607
Administrative fees                          5,383                6,300               16,659                18,903
Profit shares                              148,783               84,586              235,144               229,039
                                     ------------------   ------------------   ------------------    ------------------

Income from investment               $     481,619        $     116,450        $     341,257         $     212,436
                                     ==================   ==================   ==================    ==================

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                   SEPTEMBER 30,   DECEMBER 31,
                       2002           2001
                    (unaudited)
                   -------------   ------------
Assets             $ 189,596,747   $207,788,190
                   =============   ============

Liabilities        $   9,508,371   $  6,324,407
Members' Capital     180,088,376    201,463,783
                   -------------   ------------

Total              $ 189,596,747   $207,788,190
                   =============   ============
                       FOR THE THREE MONTHS        FOR THE THREE MONTHS        FOR THE NINE MONTHS        FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 2002    ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2002   ENDED SEPTEMBER 30, 2001
                          (unaudited)                  (unaudited)                 (unaudited)                (unaudited)
                     ------------------------    ------------------------    ------------------------   ------------------------
Revenues                          $ 9,813,392                 $ 7,879,447                $ 13,871,769               $ 21,504,537

Expenses                            3,513,739                   4,976,570                   8,472,745                 14,968,692
                     ------------------------    ------------------------    ------------------------   ------------------------

Net Income                        $ 6,299,653                 $ 2,902,877                $  5,399,024               $  6,535,845
                     ========================    ========================    ========================   ========================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the net unrealized profit (loss) as reflected in the Statements of Financial Condtioin of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership and MM LLC as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

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

The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

----------------------------------------------------------------------------------------------------------------------------
              JAN.        FEB.        MAR.         APR.        MAY         JUN.         JUL.        AUG.        SEPT.
----------------------------------------------------------------------------------------------------------------------------
2001          $196.07     $197.95     $207.27      $201.23     $199.14     $199.27      $198.81     $199.92     $201.63
----------------------------------------------------------------------------------------------------------------------------
2002          $193.44     $188.28     $191.13      $188.33     $190.40     $196.68      $199.89     $204.79     $207.57
----------------------------------------------------------------------------------------------------------------------------

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2002 to SEPTEMBER 30, 2002

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

Trading in stock indices resulted in losses for the quarter. Long equity exposures suffered losses in choppy market conditions as profit forecasts fell short and concern over the Enron accounting situation deepened. Uncertainty in the global marketplace prevailed, making for extremely difficult trading conditions. Long positions appreciated in March, notably in Japan, Germany and France, but not enough to offset earlier losses.

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

Trading in the metals sector was down for the quarter. Short positions in base metals were unsuccessful early on as base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metal prices declined as the U.S. economy continued to show signs of stabilizing and inflation concerns waned. Long gold positioning generated gains as prices rose above $300 for the first time in two years.

Currency trading resulted in losses for the Partnership. In January, gains were generated in short Japanese yen positions as the Japanese yen continued to depreciate against the U.S. dollar due to continued deterioration of economic fundamentals in Japan. In February, all of the futures traded currencies appreciated against the U.S. dollar, except the Canadian dollar. March was a relatively volatile month for G-7 currencies. The U.S. dollar fell from 133 to
127.50 Japanese yen during the first week, and then almost completely reversed the move by month-end, causing losses.

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

July 1, 2002 to September 30, 2002

Results from the interest rate sector provided solid positive performance for the Partnership. The yield curve on major debt instruments declined throughout the quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas.

Stock index futures also brought strong positive returns for the quarter. The downward market trend created a good environment for short positions. Investors in the equity markets were still liquidating equity exposure.

The energy sector pulled in positive performance despite choppy market conditions throughout the quarter. Crude oil led the gains as continued talk of military action against Iraq builds a risk premium into prices.

Agriculture commodities also had gains. Grains and soybeans rallied due to weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as recent harvests were not as bad as was feared.

Metals produced gains this quarter, citing declines in precious and base metals throughout the quarter due to liquidation pressures in the market. Gold, however, had a weak rally during the second half of the quarter.

Currency trading was the only sector with overall losses. The sector was choppy throughout the quarter making it difficult for any of the trend following traders to lock onto a market trend.

The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $56,769, which is included in the realized profit of the Partnership. The effect of the settlement payment was included in the Partnership's performance in August.

JANUARY 1, 2001 to SEPTEMBER 30, 2001

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

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Eurodollar positions. These gains more than offset losses on U.S. Treasury and Japanese ten-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

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

Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one-year low on demand concerns.

Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLIM Alternative Strategies LLC, the General Partner of The S.E.C.T.O.R. Strategy Fund(SM) L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

            (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

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


                                THE S.E.C.T.O.R. STRATEGY FUND(SM) L.P.


                                By: MLIM ALTERNATIVE STRATEGIES LLC
                                        (General Partner)


Date:  November 14, 2002        By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  November 14, 2002        By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The S.E.C.T.O.R. Strategy Fund(SM) L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The S.E.C.T.O.R. Strategy Fund(SM) L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)